Form 10-Q
period 1993-12-31
ML VENTURE PARTNERS I L P /DE/
filed 1994-02-14
CIK 700607

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended December 31, 1993

OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                     to
                             Commission file number 0-10179


                          ML VENTURE PARTNERS I, L.P.
            (Exact name of registrant as specified in its charter)


Delaware                                  13-3115686
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)            Identification No.)


World Financial Center, North Tower
New York, New York                        10281-1327
(Address of principal executive offices)  (Zip Code)


Registrant's telephone number, including area code: (212) 449-1000


Not applicable
Former name, former address and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X   No

                                     INDEX
                          ML VENTURE PARTNERS I, L.P.


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements.

Balance Sheets as of December 31, 1993 (Unaudited) and September 30, 1993

Schedule of Portfolio Investments as of December 31, 1993 (Unaudited)

Statements of Operations for the Three Months Ended December 31, 1993 and 1992 (Unaudited)

Statements of Cash Flows for the Three Months Ended December 31, 1993 and 1992 (Unaudited)

Statement of Changes in Partners' Capital for the Three Months Ended December 31, 1993 (Unaudited)

Notes to Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

Item 2.   Changes in Securities.

Item 3.   Defaults upon Senior Securities.

Item 4.   Submission of Matters to a Vote of Security Holders.

Item 5.   Other Information.

Item 6.   Exhibits and Reports on Form 8-K.

                        PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements.

ML VENTURE PARTNERS I, L.P.
BALANCE SHEETS


                                         December 31, 1993    September 30,
                                               (Unaudited)             1993

ASSETS

Investments - Note 2
 Portfolio investments, at fair value
   (cost $3,507,256 at December 31, 1993 and
   $3,566,707 at September 30, 1993)          $  2,638,824      $ 2,696,280
 Money market investments, at amortized cost     1,298,092          953,907
Cash and cash equivalents                          557,078          579,164
Note receivable                                          -           47,273
Receivable from securities sold                     65,866          332,480
Accrued interest receivable                          1,131                -

TOTAL ASSETS                                   $ 4,560,991      $ 4,609,104

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

Cash distribution payable - Note 6             $ 1,552,300
Accounts payable                                    32,494     $     31,697
Due to Management Company - Note 4                  14,795           22,801
Due to Independent General Partners - Note 5        17,250           17,250
 Total liabilities                               1,616,839           71,748

Partners' Capital:

Managing General Partner                           878,407        1,227,489
Individual General Partners                            227            2,530
Limited Partners (12,000 Units)                  2,933,950        4,177,764
Unallocated net unrealized depreciation
 of investments - Note 2                         (868,432)        (870,427)
 Total partners' capital                         2,944,152        4,537,356

TOTAL LIABILITIES AND PARTNERS' CAPITAL        $ 4,560,991      $ 4,609,104

See notes to financial statements.

ML VENTURE PARTNERS I, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
DECEMBER 31, 1993

ACTIVE PORTFOLIO INVESTMENTS:


                                         Initial
                                         Investment                     Fair
Company / Position                       Date             Cost         Value

Alpharel, Inc.(A)
239,608 shares of Common Stock           Apr. 1984   $ 314,487     $ 327,568
6% Promissory Notes due 9/24/95                        146,852       146,852

Inference Corporation*
951,671 shares of Preferred Stock        Feb. 1984   1,820,983     1,808,670
Warrants to purchase 30,000 shares of Preferred Stock
 at $1.05 per share expiring on 12/16/97                     0         2,000
Warrants to purchase 41,959 shares of Preferred Stock
 at $1.00 per share expiring on 4/19/99                  4,934         4,934

Itran Corp.*
151,572 shares of Common Stock           Aug. 1985     600,000       262,000

Qume Corporation*
620,000 shares of Common Stock           Feb. 1986     620,000        86,800

TOTALS FROM ACTIVE PORTFOLIO INVESTMENTS           $ 3,507,256   $ 2,638,824

(A) During the quarter, the Partnership sold 45,000 common shares of Alpharel, Inc. for $66,000, realizing a gain of $7,000.

* These companies may be deemed affiliated persons of the Partnership as defined in the Investment Company Act of 1940.

See notes to financial statements.



SUPPLEMENTAL INFORMATION: LIQUIDATED PORTFOLIO INVESTMENTS (B)


                                                           Net
                                                      Realized
                                       Cost               Gain        Return

TOTALS FROM LIQUIDATED PORTFOLIO
INVESTMENTS                    $ 51,167,673       $ 20,545,382  $ 71,713,055

                                                      Combined      Combined
                                                Net Unrealized    Fair Value
                                       Cost  and Realized Gain    and Return

TOTALS FROM ACTIVE AND LIQUIDATED
PORTFOLIO INVESTMENTS          $ 54,674,929       $ 19,676,950  $ 74,351,879

(B) Amounts provided for "Supplemental Information: Liquidated Portfolio Investments" are cumulative from inception through December 31, 1993.

ML VENTURE PARTNERS I, L.P.
STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED DECEMBER 31,


                                                      1993             1992

INVESTMENT INCOME

 Interest and dividends                          $  15,097      $    54,634

 Expenses:

 Management fee - Note 4                            14,795           40,570
 Professional fees                                  24,504           17,379
 Mailing and printing                                7,200           27,844
 Independent General Partners' fees - Note 5        17,250           17,250
 Custodial fees                                        800            1,400
 Miscellaneous                                         250                -
 Total expenses                                     64,799          104,443

NET INVESTMENT LOSS                               (49,702)         (49,809)

NET REALIZED GAIN FROM INVESTMENTS SOLD
 AND WRITTEN-OFF                                     6,803        6,001,617

NET REALIZED GAIN (LOSS) FROM OPERATIONS
 (allocable to Partners) - Note 3                 (42,899)        5,951,808

NET CHANGE IN UNREALIZED APPRECIATION OR
 DEPRECIATION OF INVESTMENTS                         1,995      (3,584,041)

NET INCREASE (DECREASE) IN NET ASSETS
 RESULTING FROM OPERATIONS                      $ (40,904)     $  2,367,767

See notes to financial statements.

ML VENTURE PARTNERS I, L.P.
STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED DECEMBER 31,


                                                      1993             1992

CASH FLOWS PROVIDED FROM (USED FOR)
 OPERATING ACTIVITIES

Net investment loss                           $   (49,702)    $    (49,809)

Adjustments to reconcile net investment
 loss to cash provided from (used for)
 operating activities:
(Increase) decrease in receivables                 (1,131)          503,472
Increase in accrued interest on money
 market investments                                (3,627)          (4,832)
Increase (decrease) in payables                    (7,209)           15,780
Total                                             (61,669)          464,611

Net proceeds from the sale of portfolio
 investments                                       380,141        6,751,718
Net return (purchase) of money market
 investments                                     (340,558)      (3,956,198)

Cash provided from (used for) operating activities(22,086)        3,260,131

CASH FLOWS FOR FINANCING ACTIVITIES

Cash distributions to Limited Partners
 - Note 6                                                -      (3,000,000)

Increase (decrease) in cash and cash equivalents  (22,086)          260,131
Cash and cash equivalents at beginning
 of period                                         579,164          433,676

CASH AND CASH EQUIVALENTS AT END OF PERIOD      $  557,078    $     693,807

See notes to financial statements.

ML VENTURE PARTNERS I, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)
FOR THE THREE MONTHS ENDED DECEMBER 31, 1993


                                                     Unallocated
               Managing  Individual               Net Unrealized
                General     General     Limited     Depreciation
                Partner    Partners    Partners   of Investments       Total

Balance at
beginning of
period        $ 1,227,489   $ 2,530    $ 4,177,764  $ (870,427)  $ 4,537,356

Accrued cash distribution
paid January 20, 1994
- - Note 6        (350,000)   (2,300)    (1,200,000)            -  (1,552,300)

Allocation of
net investment
loss - Note 3       (497)       (3)       (49,202)            -     (49,702)

Allocation of
net realized
gain on invest-
ments - Note 3      1,415         0          5,388            -        6,803

Net change in
unrealized
depreciation
of investments           -         -             -        1,995        1,995

Balance at end
of period       $ 878,407     $ 227   $ 2,933,950(A)$ (868,432)  $ 2,944,152

(A) The net asset value per Unit of limited partnership interest, including an assumed allocation of net unrealized depreciation, is $187. Each Unit represents an original capital contribution of $5,000. Cumulative cash distributions paid or accrued through December 31, 1993 total $5,750 per Unit.

See notes to financial statements.

ML VENTURE PARTNERS I, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.     Organization and Purpose

ML Venture Partners I, L.P. (the "Partnership") is a Delaware limited partnership formed on February 12, 1982. The Partnership's operations commenced on October 15, 1982. Merrill Lynch Venture Capital Co., L.P., the managing general partner of the Partnership (the "Managing General Partner"), is a New York limited partnership formed on February 12, 1982, the general partner of which is Merrill Lynch Venture Capital Inc. (the "Management Company"), an indirect subsidiary of Merrill Lynch & Co., Inc.

The Partnership's objective is to realize long-term capital appreciation from its portfolio of venture capital investments. From 1982 to 1986, the Partnership assembled a portfolio of 34 venture capital investments in new and developing companies and other special investment situations. The Partnership does not engage in any other business or activity. At December 31, 1993, 30 of the 34 investments had been fully liquidated.
The Partnership will not make investments in new companies and will not reinvest the proceeds from the sale of its remaining investments, except to make follow-on investments in existing companies, if necessary.

The Partnership's scheduled termination date is December 31, 1994. Pursuant to the Partnership Agreement, the Individual General Partners can extend the term of the Partnership for an additional two-year period if they determine that such extension would be in the best interest of the Partnership.

2.     Significant Accounting Policies

Valuation of Investments - Portfolio investments are carried at cost until significant developments affecting an investment provide a basis for valuation. Thereafter, portfolio investments are carried at fair value as determined quarterly by the Managing General Partner under the supervision of the Individual General Partners. The venture capital portfolio investments held by the Partnership involve a high degree of business and financial risk that can result in substantial losses. The Managing General Partner considers such risks in determining the valuation of the Partnership's portfolio investments. Money market investments are carried at amortized cost which approximates market.

Investment Transactions - Investment transactions are recorded on the accrual method. Portfolio investments are recorded on the trade date, the date on which the Partnership obtains an enforceable right to demand the securities or payment therefor. Realized gains and losses on investments sold are computed on a specific identification basis.

Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the Partners for inclusion in their respective tax returns.

Statements of Cash Flows -The Partnership considers its interest-bearing cash account to be cash equivalents.

3.     Allocation of Partnership Profits and Losses

The Partnership Agreement provides that the Managing General Partner will be allocated, on a cumulative basis over the life of the Partnership, 20% of net realized capital gains or 10% of net realized capital losses. The Partnership's net realized gains or losses in excess of this allocation to the Managing General Partner, as well as all other income, losses, deductions and credits, if any, will be allocated among all the Partners, including the Managing General Partner, in the proportion of their capital contributions to the Partnership. For the period from October 15, 1982 (commencement of operations) to December 31, 1993, the Partnership had a cumulative net realized gain of $20.5 million.

4.     Related Party Transactions

The Management Company performs, or arranges for others to perform, the management and administrative services necessary for the operation of the Partnership. The Management Company receives compensation at the annual rate of 2% of the net assets of the Partnership. Such fee is determined and payable quarterly.

ML VENTURE PARTNERS I, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


5.     Independent General Partners' Fees

As compensation for services rendered to the Partnership, each of the three Independent General Partners receives $15,000 annually in quarterly installments, $1,000 for each meeting of the General Partners attended or for each other meeting, conference or engagement in connection with Partnership activities at which attendance by an Independent General Partner is required and $1,000 for each committee meeting attended ($500 if a committee meeting is held on the same day as a meeting of the General Partners).

6.     Cash Distributions

Cash distributions paid or accrued during fiscal 1994 and 1993 and cumulative cash distributions paid or accrued through December 31, 1993 are listed below:

                                    General       Limited           Per
Date Approved Date Paid            Partners      Partners   $5,000 Unit

11/4/92         1/26/93     $             0  $  3,300,000       $   275
2/8/93          4/12/93                   0     4,200,000           350
11/3/93         1/20/94             352,000     1,200,000           100

Cumulative totals                 3,960,000    69,000,000         5,750


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

During its first four years of operations, from 1982 to 1986, the Partnership completed the selection of its 34 portfolio investments. During that time, the Partnership invested a majority of the $54.7 million of net proceeds received from its 1982 public offering. Since 1986, the Partnership made additional follow-on investments in certain existing portfolio companies. As of December 31, 1993, the Partnership had fully invested its original net proceeds. The Partnership will not make additional investments in new portfolio companies and expects that follow-on investments in existing portfolio companies will be nominal, if any.

At December 31, 1993, 30 of the Partnership's 34 portfolio investments had been fully liquidated. Portfolio investments liquidated through December 31, 1993 had a cost of $51.2 million and returned $71.7 million, for a cumulative net realized gain of $20.5 million. Generally, all cash received from the sale of portfolio investments, after an adequate reserve for operating expenses, is distributed to Partners as soon as practicable after receipt.

On January 20, 1994, the Partnership made a cash distribution to Partners totaling $1,552,000: $1.2 million, or $100 per Unit, to Limited Partners of record on December 31, 1993 and $352,000 to the General Partners. From its inception through December 31, 1993 the Partnership has made or accrued cash distributions to its Partners totaling $73 million: $4 million to the General Partners and $69 million to the Limited Partners representing $5,750 per $5,000 Unit.

At December 31, 1993, the Partnership held $1.9 million in cash and short-term investments: $1.3 million invested in money market investments with maturities of less than one year and $557,000 in an interest-bearing cash account. As discussed above, $1,552,000 million of the $1.9 million held in cash and short-term investments at December 31, 1993 was paid to Partners on January 20, 1994.

On November 4, 1992, the Individual General Partners, in accordance with the Partnership Agreement, voted to extend the Partnership's termination date to December 31, 1994. Pursuant to the Partnership Agreement, the Individual General Partners can extend the term of the Partnership for an additional two-year period if they determine that such an extension would be in the best interest of the Partnership.

Results of Operations

Net realized gain or loss from operations is comprised of 1) net realized gains and losses from portfolio investments sold and written-off and 2) net investment income or loss. For the three months ended December 31, 1993 and 1992, the Partnership had a net realized loss from operations of $43,000 and a net realized gain from operations of $6 million, respectively.

Realized Gains and Losses from Portfolio Investments - For the three months ended December 31, 1993, the Partnership had a $7,000 net realized gain from portfolio investments sold and written-off. In December 1993, the Partnership sold 45,000 common shares of Alpharel, Inc. in the public market for $66,000, realizing a gain of $7,000.

For the three months ended December 31, 1992, the Partnership had a $6 million net realized gain from investments sold and written-off. During the quarter, the Partnership sold its remaining 423,082 common shares of Viewlogic Systems, Inc. in the public market for $6.7 million, realizing a gain of $6 million.

Investment Income and Expenses - Net investment loss (investment income less operating expenses) for the three months ended December 31, 1993 and the three months ended December 31, 1992 was $49,700 and $49,800, respectively. The Partnership's operating expenses declined during the 1993 period compared to the 1992 period due to the reduced volume of transaction activity as the Partnership continues to liquidate its portfolio investments. This decrease was offset by a decrease in interest income earned from the Partnership's short-term investments during the 1993 period compared to the 1992 period due to a reduction in the amount available for investment in short-term securities.

The Management Company receives compensation at the annual rate of 2% of the net assets of the Partnership. Such fee is determined and payable on the basis of the Partnership's net assets at the end of each calendar quarter. The management fee for the three months ended December 31, 1993 and 1992 was $15,000 and $41,000, respectively. The reduced management fee for the 1993 period compared to the 1992 period is the result of a reduction to the Partnership's net assets during the 1993 period. Such reductions primarily were due to the sale of the Partnership's portfolio investments and subsequent cash distributions to Partners. It is expected that the management fee will continue to decline in future periods as the Partnership's remaining portfolio investments are liquidated and cash distributions to
Partners are approved. The management fee and other expenses incurred directly by the Partnership are paid with funds provided from operations. Funds provided from operations are obtained from interest earned from short-term investments and proceeds received from the sale of certain portfolio investments.

Unrealized Gains and Losses from Portfolio Investments - For the three months ended December 31, 1993, the Partnership had a net unrealized gain from its portfolio investments of $3,000, primarily resulting from an upward revaluation of its investment in Alpharel. Additionally, for the three month period, the Partnership transferred $1,000 from unrealized gain to realized gain related to the sale of Alpharel common shares during the quarter, as discussed above. As a result, the Partnership's net unrealized depreciation declined $2,000 for the quarter.

For the three months ended December 31, 1992, the Partnership had an unrealized loss from its portfolio investments of $40,000 resulting from a downward revaluation of its investment in Qume Corporation. Additionally, for the three month period, the Partnership transferred $3.5 million from unrealized gain to realized gain related to the sale of Viewlogic common shares during the quarter, as discussed above. As a result, the Partnership's net unrealized appreciation declined $3.6 million for the quarter.

Net Assets - Changes to net assets resulting from operations are comprised of 1) net realized gains and losses from operations and 2) net changes in unrealized appreciation or depreciation of investments. For the three months ended December 31, 1993 and 1992, the Partnership's net assets from operations decreased $41,000 and increased $2.4 million, respectively.

At December 31, 1993, the Partnership's net assets were $2.9 million, down $1.6 million from $4.5 million at September 30, 1993. This decrease resulted from the $1,552,000 accrued cash distribution (paid to Partners during January 1994) and the $41,000 net decrease in net assets resulting from operations for the period.

At December 31, 1992, the Partnership's net assets were $8.1 million, down $932,000 from $9 million at September 30, 1992. This decrease resulted from the $3.3 million accrued cash distribution (paid to Limited Partners during January 1993) offset by the $2.4 million net increase in net assets resulting from operations for the period.

Gains and losses from investments are allocated to the Partners' capital accounts when realized in accordance with the Partnership Agreement (see
Note 3 of Notes to Financial Statements). However, for purposes of calculating the net asset value per unit of limited partnership interest, net unrealized appreciation or depreciation of investments has been included as if it had been realized and allocated to the Limited Partners in accordance with the Partnership Agreement. Pursuant to such calculation, the net asset value per $5,000 Unit at December 31, 1993 and September 30, 1993 was $187 and $291, respectively. The Partnership's net assets and net asset value will continue to decline as portfolio investments are liquidated and cash distributions are declared and paid to Partners.

PART II - OTHER INFORMATION


Item 1.   Legal Proceedings.

The Partnership is not a party to any material pending legal proceedings.

Item 2.   Changes in Securities.

Not applicable.

Item 3.   Defaults Upon Senior Securities.

Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the fiscal quarter covered by this report.

Item 5.   Other Information.

None.

Item 6.   Exhibits and Reports on Form 8-K.

       (a)        Exhibits

           (3) Amended and Restated Certificate and Agreement of Limited Partnership of the Partnership, dated as of February 12, 1982, and amended through October 6, 1982*

           (10) Management Agreement dated as of July 12, 1982 between the Partnership and the Management Company.*

           (28) (a)    Prospectus of the Partnership dated June 18, 1982
                  filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933, as supplemented by supplements thereto dated July 13, 1982 and September 28, 1982 filed pursuant to Rule 424 (c) under the Securities Act of 1933.*

           (28) (b)    Custody Agreement dated May 31, 1983 between the
                  Partnership and Chemical Bank.**

       (b) No reports on Form 8-K have been filed during the period covered by this report.

______________________________

* Incorporated by reference to the Partnership's Annual Report on Form 10-K for the fiscal year ended September 30, 1982 filed with the Securities and Exchange Commission on December 29, 1982.

** Incorporated by reference to the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 1983 filed with the Securities and Exchange Commission on August 15, 1983.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


       ML VENTURE PARTNERS I, L.P.


       /s/      Kevin K. Albert
By:    Kevin K. Albert
       General Partner


By:    Merrill Lynch Venture Capital Co., L.P.
       its Managing General Partner


By:    Merrill Lynch Venture Capital Inc.
       its General Partner


By:    /s/      Kevin K. Albert
       Kevin K. Albert
       President
       (Principal Executive Officer)


By:    /s/     Joseph W. Sullivan
       Joseph W. Sullivan
       Treasurer
       (Principal Financial and Accounting Officer)


Date:     February 14, 1994

                                 Exhibit Index


Exhibits                                                         Page

(3)       Amended and Restated Certificate and Agreement of
          Limited Partnership of the Partnership, dated as of February 12, 1982 and amended through October
          6, 1982.*

(10) Management Agreement dated as of July 12, 1982 between the Partnership and the Management
          Company.*

(28) (a) Prospectus of the Partnership dated June 18, 1982 filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933, as supplemented by supplements thereto dated July 13, 1982 and September 28, 1982 filed pursuant to Rule 424(c) under the Securities Act of 1933.*

(28) (b)  Custody Agreement dated May 31, 1983 between the
          Partnership and Chemical Bank.**

_______________________

* Incorporated by reference to the Partnership's Annual Report on Form 10-K for the fiscal year ended September 30, 1982 filed with the Securities and Exchange Commission on December 29, 1982.

** Incorporated by reference to the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 1983 filed with the Securities and Exchange Commission on August 15, 1983.