Form 10-Q
period 1994-03-31
ML VENTURE PARTNERS I L P /DE/
filed 1994-05-13
CIK 700607

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 1994

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

                                     INDEX
                          ML VENTURE PARTNERS I, L.P.


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements.

Balance Sheets as of March 31, 1994 (Unaudited) and September 30, 1993

Schedule of Portfolio Investments as of March 31, 1994 (Unaudited)

Statements of Operations for the Three and Six Months Ended March 31, 1994 and 1993 (Unaudited)

Statements of Cash Flows for the Three Months Ended March 31, 1994 and 1993 (Unaudited)

Statement of Changes in Partners' Capital for the Three Months Ended March 31, 1994 (Unaudited)

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


                                                March 31, 1994 December 31,
                                                  (Unaudited)        1993

ASSETS

Investments - Note 2
 Portfolio investments, at fair value
   (cost $2,710,068 at March 31, 1994 and
   $3,566,707 at September 30, 1993)          $  2,714,061    $ 2,696,280
 Short-term investments, at amortized cost               -        953,907
Cash and cash equivalents                          523,380        579,164
Note receivable                                          -         47,273
Receivable from securities sold                          -        332,480
Accrued interest receivable                          1,131              -

TOTAL ASSETS                                   $ 3,238,572    $ 4,609,104

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

Accounts payable                              $     40,502   $     31,697
Due to Management Company - Note 4                  15,919         22,801
Due to Independent General Partners - Note 5        14,250         17,250
 Total liabilities                                  70,671         71,748

Partners' Capital:

Managing General Partner                           756,172      1,227,489
Individual General Partners                            192          2,530
Limited Partners (12,000 Units)                  2,407,544      4,177,764
Unallocated net unrealized appreciation
 (depreciation) of investments - Note 2              3,993      (870,427)
 Total partners' capital                         3,167,901      4,537,356

TOTAL LIABILITIES AND PARTNERS' CAPITAL        $ 3,238,572    $ 4,609,104


See notes to financial statements.

ML VENTURE PARTNERS I, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
MARCH 31, 1994

ACTIVE PORTFOLIO INVESTMENTS:


                                         Initial
                                         Investment                     Fair
Company / Position                       Date             Cost         Value

Acuity Imaging, Inc.(A)(B)
85,311 shares of Common Stock            Aug. 1985   $ 600,000     $ 615,092

Alpharel, Inc.(A)(C)
104,608 shares of Common Stock           Apr. 1984     137,299       136,513
6% Promissory Notes due 9/24/95                        146,852       146,852

Inference Corporation*
951,671 shares of Preferred Stock        Feb. 1984   1,820,983     1,808,670
Warrants to purchase 30,000 shares of Preferred Stock
 at $1.05 per share expiring on 12/16/97                     0         2,000
Warrants to purchase 41,959 shares of Preferred Stock
 at $1.00 per share expiring on 4/19/99                  4,934         4,934

TOTALS FROM ACTIVE PORTFOLIO INVESTMENTS           $ 2,710,068   $ 2,714,061

See notes to financial statements.



SUPPLEMENTAL INFORMATION: LIQUIDATED PORTFOLIO INVESTMENTS (D)

                                                           Net
                                                      Realized
                                       Cost               Gain        Return

TOTALS FROM LIQUIDATED PORTFOLIO
INVESTMENTS                    $ 51,964,861       $ 19,960,795  $ 71,925,656

                                                      Combined      Combined
                                                Net Unrealized    Fair Value
                                       Cost  and Realized Gain    and Return

TOTALS FROM ACTIVE AND LIQUIDATED
PORTFOLIO INVESTMENTS          $ 54,674,929       $ 19,964,788  $ 74,639,717


(A)  Public company

(B) On January 26, 1994, Itran Corp. merged with Automatix Incorporated. The combined entity, a public company, was renamed Acuity Imaging, Inc. As a result of the merger, the Partnership exchanged its 151,572 Itran common shares for 85,311 Acuity common shares.

(C) During the quarter, the Partnership sold 135,000 common shares of Alpharel, Inc. for $213,000, realizing a gain of $35,000.

(D) Amounts provided for "Supplemental Information: Liquidated Portfolio Investments" are cumulative from inception through March 31, 1994.

* This company may be deemed an affiliated person of the Partnership as defined in the Investment Company Act of 1940.

ML VENTURE PARTNERS I, L.P.
STATEMENTS OF OPERATIONS (UNAUDITED)


                                  Three Months Ended     Six Months Ended
                                      March 31,             March 31,

                                    1994      1993      1994       1993

INVESTMENT INCOME AND EXPENSES

 Interest and dividends            $8,086    $58,473   $23,183   $113,107

 Expenses:

 Management fee - Note 4           15,919    22,967    30,714      63,537
 Professional fees                 26,728    31,085    51,232      48,464
 Mailing and printing              14,774    15,937    21,974      43,781
 Independent General Partners' fees
    - Note 5                       14,250    17,250    31,500      34,500
 Custodial fees                       419     1,402     1,219       2,802
 Miscellaneous                         85         -       335           -
 Total expenses                    72,175    88,641    136,974    193,084

NET INVESTMENT LOSS                (64,089)  (30,168)  (113,791) (79,977)

Net realized gain (loss) from investments
 sold or written-off               (584,587) (376,255) (577,784) 5,625,362

NET REALIZED GAIN (LOSS) FROM
 OPERATIONS (allocable to Partners)
 - Note 3                          (648,676) (406,423) (691,575) 5,545,385

Net change in unrealized appreciation or
 depreciation of investments       872,425   1,103,307 874,420   (2,480,734)

NET INCREASE IN NET ASSETS RESULTING
 FROM OPERATIONS                   $223,749  $696,884  $182,845  $3,064,651

See notes to financial statements.

ML VENTURE PARTNERS I, L.P.
STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED MARCH 31,


                                                     1994              1993

CASH FLOWS PROVIDED FROM (USED FOR)
 OPERATING ACTIVITIES

Net investment loss                              $ (113,791)   $   (79,977)

Adjustments to reconcile net investment loss to cash
 provided from (used for) operating activities:
(Increase) decrease in receivables                   (1,131)        503,472
(Increase) decrease in accrued interest on short-
 term investments                                      5,131       (29,286)
Increase (decrease) in payables                      (1,077)          8,475
Cash provided from (used for) operating activities  (110,868)       402,684

CASH FLOWS PROVIDED FROM INVESTING ACTIVITIES

Net proceeds from the sale of portfolio
 investments                                         658,608      6,751,718
Net return (purchase) of short-term
 investments                                         948,776      (480,646)
Cash provided from investing activities            1,607,384      6,271,072

CASH FLOWS USED FOR FINANCING ACTIVITIES

Cash distributions to Partners - Note 6          (1,552,300)    (6,300,000)

Increase (decrease) in cash and cash equivalents    (55,784)        373,756
Cash and cash equivalents at beginning of period      579,164       433,676

CASH AND CASH EQUIVALENTS AT END OF PERIOD      $    523,380   $    807,432


See notes to financial statements.

ML VENTURE PARTNERS I, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)
FOR THE SIX MONTHS ENDED MARCH 31, 1994


                                                      Unallocated
                                                   Net Unrealized
                 Managing Individual                 Appreciation
                  General    General     Limited   (Depreciation)
                  Partner   Partners    Partners   of Investments      Total

Balance at
beginning of
period        $ 1,227,489    $ 2,530   $ 4,177,764  $ (870,427)  $ 4,537,356

Cash distribution
paid January 20, 1994
- - - Note 6        (350,000)    (2,300)   (1,200,000)            -  (1,552,300)

Allocation of
net investment
loss - Note 3     (1,138)        (7)     (112,646)            -    (113,791)

Allocation of
net realized
loss on invest-
ments - Note 3  (120,179)       (31)     (457,574)            -    (577,784)

Net change in
unrealized
appreciation
(depreciation)
of investments             -       -               -    874,420      874,420

Balance at end
of period       $ 756,172      $ 192 $ 2,407,544(A)    $  3,993  $ 3,167,901


(A) The net asset value per Unit of limited partnership interest, including an assumed allocation of net unrealized appreciation, is $201. Each Unit represents an original capital contribution of $5,000. Cumulative cash distributions paid through March 31, 1994 total $5,750 per Unit.


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

The Partnership's objective is to realize long-term capital appreciation from its portfolio of venture capital investments. From 1982 to 1986, the Partnership assembled a portfolio of 34 venture capital investments in new and developing companies and other special investment situations. The Partnership does not engage in any other business or activity. At March 31, 1994, 31 of the 34 investments had been fully liquidated. The Partnership will not make investments in new companies and will not reinvest the proceeds from the sale of its remaining investments, except to make follow-on investments in existing companies, if necessary.

The Partnership's scheduled termination date is December 31, 1994. Pursuant to the Partnership Agreement, the Individual General Partners can extend the term of the Partnership for an additional two-year period if they determine that such extension would be in the best interest of the Partnership.


2.     Significant Accounting Policies

Valuation of Investments - Portfolio investments are carried at cost until significant developments affecting an investment provide a basis for valuation. Thereafter, portfolio investments are carried at fair value as determined quarterly by the Managing General Partner under the supervision of the Individual General Partners. The venture capital portfolio investments held by the Partnership involve a high degree of business and financial risk that can result in substantial losses. The Managing General Partner considers such risks in determining the valuation of the Partnership's portfolio investments. Short-term investments are carried at amortized cost which approximates market.

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


3.     Allocation of Partnership Profits and Losses

The Partnership Agreement provides that the Managing General Partner will be allocated, on a cumulative basis over the life of the Partnership, 20% of net realized capital gains or 10% of net realized capital losses. The Partnership's net realized gains or losses in excess of this allocation to the Managing General Partner, as well as all other income, losses, deductions and credits, if any, will be allocated among all the Partners, including the Managing General Partner, in the proportion of their capital contributions to the Partnership. For the period from October 15, 1982 (commencement of operations) to March 31, 1994, the Partnership had a cumulative net realized gain of $20 million.


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


6.     Cash Distributions

Cash distributions paid during the six months ended March 31, 1994 and 1993 and cumulative cash distributions paid from inception to March 31, 1994 are listed below:

                         General        Limited           Per
Date Paid               Partners       Partners   $5,000 Unit

October 20, 1992 $             0   $  3,000,000       $   250
January 26, 1993               0      3,300,000           275
January 20, 1994         352,000      1,200,000           100

Cumulative totals      3,960,000     69,000,000         5,750


7.   Interim Financial Statements

In the opinion of Merrill Lynch Venture Capital Co., L.P., the managing general partner of the Partnership, the unaudited financial statements as of March 31, 1994, and for the three and six month periods then ended, reflect all adjustments necessary for the fair presentation of the results of the interim period.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

During its first four years of operations, from 1982 to 1986, the Partnership completed the selection of its 34 portfolio investments. During that time, the Partnership invested a majority of the $54.7 million of net proceeds received from its 1982 public offering. Since 1986, the Partnership has made additional follow-on investments in certain existing portfolio companies. As of March 31, 1994, the Partnership had fully invested the original net proceeds. The Partnership will not make additional investments in new portfolio companies and expects that follow-on investments in existing portfolio companies will be nominal, if any.

At March 31, 1994, 31 of the Partnership's 34 portfolio investments had been fully liquidated and one of its remaining three investments was partially liquidated. The portfolio investments liquidated through March 31, 1994, had a cost of $51.9 million and returned $71.9 million, for a cumulative net realized gain of $20 million. Generally, all cash received from the sale of portfolio investments, after an adequate reserve for operating expenses, is distributed to Partners as soon as practicable after receipt. Accordingly, on January 20, 1994, the Partnership made a cash distribution to Partners totaling $1.6 million, primarily representing proceeds received from the sale of certain portfolio investments. From its inception through March 31, 1994, the Partnership had made cash distributions to Partners totaling $73 million, representing proceeds received from the sale of portfolio investments and other income.

At March 31, 1994, the Partnership had $523,000 in cash and cash equivalents. Funds needed to cover future operating expenses and follow-on investments, if any, will be obtained from the Partnership's existing cash reserves and from the future sale of portfolio investments, if necessary.

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

Results of Operations

Net realized gain or loss from operations is comprised of 1) net realized gains or losses from portfolio investments sold or written-off and 2) net investment income or loss. For the quarter and six months ended March 31, 1994, the Partnership had a net realized loss from operations of $649,000 and $692,000, respectively. For the quarter and six months ended March 31, 1993, the Partnership had a net realized loss of $406,000 and a net realized gain from operations of $5.5 million, respectively.

Realized Gains or Losses from Portfolio Investments - For the quarter and six months ended March 31, 1994, the Partnership had a $585,000 and a $578,000 net realized loss from portfolio investments sold and written-off, respectively. During the quarter ended March 31, 1994, the Partnership wrote off the remaining $620,000 cost of its original $1.6 million investment in Qume Corporation due to the continued depressed public market price and limited trading volume of its common shares. Also during the quarter, the Partnership sold 135,000 common shares of Alpharel, Inc. in the public market for $213,000, realizing a gain of $35,000. In December 1993, the Partnership sold 45,000 common shares of Alpharel in the public market for $66,000, realizing a gain of $7,000.

For the quarter and six months ended March 31, 1993, the Partnership had a $376,000 net realized loss and a $5.6 million net realized gain from portfolio investments sold or written-off, respectively. During the three months ended March 31, 1993, the Partnership wrote off $126,000 of the remaining cost of its investment in BehaviorTech, Inc. and its remaining $250,000 investment in Private Satellite Network, Inc. due to continued financial and operating difficulties at these companies. During the three months ended December 31, 1992, the Partnership sold its remaining 423,082 common shares of Viewlogic Systems, Inc. in the public market for $6.7 million, realizing a gain of $6 million.

Investment Income and Expenses - Net investment loss (investment income less operating expenses) for the three months ended March 31, 1994 and 1993 was $64,000 and $30,000, respectively. Net investment loss for the six months ended March 31, 1994 and 1993 was $114,000 and $80,000, respectively. The increase in net investment loss for the 1994 periods compared to the 1993 periods is the result of a decrease in interest income earned from the Partnership's short-term investments during the 1994 periods offset by reductions in the management fee and other operating expenses incurred during the 1994 periods.

For the three months ended March 31, 1994 and 1993, the Partnership earned $8,000 and $58,000 from short-term investments, respectively. For the six months ended March 31, 1994 and 1993, the Partnership earned $23,000 and $113,000 from short-term investments, respectively. Interest earned from short-term investments fluctuates primarily due to changes in amounts available for investment. The Partnership had short-term investments for only a portion of the six month period ended March 31, 1994 and has had no short-term investments since the cash distribution to Partners was paid on January 20, 1994.

The Management Company receives compensation at the annual rate of 2% of the net assets of the Partnership. Such fee is determined and payable on the basis of the Partnership's net assets at the end of each calendar quarter. The management fee for the quarter ended March 31, 1994 was $16,000 compared to $23,000 for the same period in 1993. The management fee for the six months ended March 31, 1994 was $31,000 compared to $64,000 for the same period in 1993. The decreased management fee for the 1994 periods results from the Partnership's reduced net asset value for the 1994 periods compared to the 1993 periods. The reduced net asset value primarily is due to the continued liquidation of the Partnership's investment portfolio and subsequent cash distributions paid to Partners. It is expected that the management fee will continue to decline in future periods as the Partnership's remaining portfolio investments are liquidated and cash distributions to Partners are approved. The management fee and other expenses incurred directly by the Partnership are paid with funds provided from operations. Funds provided from operations are obtained from interest earned from short-term investments, when available, and proceeds received from the sale of certain portfolio investments.

Unrealized Gains and Losses and Changes in Unrealized Appreciation or Depreciation of Portfolio Investments - For the quarter and six months ended March 31, 1994, the Partnership had a net unrealized gain from its portfolio investments of $347,000 and $350,000, respectively, primarily resulting from the upward revaluation of its investment in Acuity Imaging, Inc. Additionally, for the six month period ended March 31, 1994, the Partnership transferred a net $525,000 from unrealized loss to realized loss primarily due to the write off of its investment in Qume, as discussed above. As a result, the Partnership's net unrealized appreciation of investments increased $874,000 for the six month period.

For the quarter and six months ended March 31, 1993, the Partnership had a net unrealized gain from its portfolio investments of $727,000 and $687,000, respectively, primarily resulting from the upward revaluation of its investment in Inference Corporation. Additionally, for the six month period ended March 31, 1993, the Partnership transferred a net $3.2 million from unrealized gain to realized gain primarily due to the sale of its remaining investment in Viewlogic, as discussed above. As a result, the Partnership's net unrealized depreciation of investments increased $2.5 million for the six month period.

Net Assets - Changes to net assets resulting from operations are comprised of 1) net realized gains or losses from operations and 2) net changes to unrealized appreciation or depreciation of investments. For the six months ended March 31, 1994 and 1993, the Partnership's net assets from operations increased $183,000 and $3.1 million, respectively.

At March 31, 1994, the Partnership's net assets were $3.2 million, down $1.4 million from $4.5 million at September 30, 1993. This decrease resulted from the $1.6 million cash distribution paid to Partners in January 1994 offset by the $183,000 net increase to net assets resulting from operations for the period.

At March 31, 1993, the Partnership's net assets were $4.6 million, down $4.4 million from $9 million at September 30, 1992. This decrease resulted from the $3.3 million cash distribution paid to Limited Partners in January 1993 and the $4.2 million accrued cash distribution paid to Limited Partners in April 1993, offset by the $3.1 million increase to net assets resulting from operations for the period.

Gains and losses from investments are allocated to the Partners' capital accounts when realized in accordance with the Partnership Agreement (see
Note 3 of Notes to Financial Statements). However, for purposes of calculating the net asset value per Unit, net unrealized appreciation or depreciation of investments has been included as if it had been realized and allocated to the Limited Partners in accordance with the Partnership Agreement. Pursuant to such calculation, the net asset value at March 31, 1994 and September 30, 1993, was $201 and $291 per $5,000 Unit,
respectively. The Partnership's net assets and net asset value per Unit will continue to decline as cash distributions are declared and paid to Partners.

Cash Distributions - On January 20, 1994, the Partnership made a cash distribution to Partners totaling $1,552,000: $1.2 million, or $100 per Unit, to Limited Partners of record on December 31, 1993 and $352,000 to the General Partners. From its inception through March 31, 1994, the Partnership has made cash distributions to its Partners totaling $73 million: $4 million to the General Partners and $69 million to the Limited Partners, representing $5,750 per $5,000 Unit.

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


Date:     May 13, 1994

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