Form 10-Q
period 1994-06-30
ML VENTURE PARTNERS I L P /DE/
filed 1994-08-12
CIK 700607

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 1994

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

                                     INDEX
                          ML VENTURE PARTNERS I, L.P.


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements.

Balance Sheets as of June 30, 1994 (Unaudited) and September 30, 1993

Schedule of Portfolio Investments as of June 30, 1994 (Unaudited)

Statements of Operations for the Three and Nine Months Ended June 30, 1994 and 1993 (Unaudited)

Statements of Cash Flows for the Nine Months Ended June 30, 1994 and 1993 (Unaudited)

Statement of Changes in Partners' Capital for the Nine Months Ended June 30, 1994 (Unaudited)

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


                                              June 30, 1994  September 30,
                                               (Unaudited)       1993

ASSETS

Investments - Note 2
 Portfolio investments, at fair value
   (cost $2,572,769 at June 30, 1994 and
   $3,566,707 at September 30, 1993)           $ 2,438,491    $ 2,696,280
 Short-term investments, at amortized cost               -        953,907
Cash and cash equivalents                          605,096        579,164
Note receivable                                          -         47,273
Receivable from securities sold                          -        332,480
Accrued interest receivable                          1,131              -

TOTAL ASSETS                                   $ 3,044,718    $ 4,609,104

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

Accounts payable                               $    23,514   $     31,697
Due to Management Company - Note 4                  15,035         22,801
Due to Independent General Partners - Note 5        14,250         17,250
 Total liabilities                                  52,799         71,748

Partners' Capital:

Managing General Partner                           756,783      1,227,489
Individual General Partners                            190          2,530
Limited Partners (12,000 Units)                  2,369,224      4,177,764
Unallocated net unrealized depreciation of
 investments - Note 2                            (134,278)      (870,427)
 Total partners' capital                         2,991,919      4,537,356

TOTAL LIABILITIES AND PARTNERS' CAPITAL        $ 3,044,718    $ 4,609,104


See notes to financial statements.

ML VENTURE PARTNERS I, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
JUNE 30, 1994

ACTIVE PORTFOLIO INVESTMENTS:


                                         Initial
                                         Investment                     Fair
Company / Position                       Date             Cost         Value

Acuity Imaging, Inc.(A)
85,311 shares of Common Stock            Aug. 1985   $ 600,000     $ 476,035

Alpharel, Inc.(A)(B)
6% Promissory Notes due 9/24/95          April 1984    146,852       146,852

Inference Corporation*
951,671 shares of Preferred Stock        Feb. 1984   1,820,983     1,808,670
Warrants to purchase 30,000 shares of Preferred Stock
 at $1.05 per share expiring on 12/16/97                     0         2,000
Warrants to purchase 41,959 shares of Preferred Stock
 at $1.00 per share expiring on 4/19/99                  4,934         4,934

TOTALS FROM ACTIVE PORTFOLIO INVESTMENTS           $ 2,572,769   $ 2,438,491

See notes to financial statements.



SUPPLEMENTAL INFORMATION: LIQUIDATED PORTFOLIO INVESTMENTS (C)

                                                           Net
                                                      Realized
                                       Cost               Gain        Return

TOTALS FROM LIQUIDATED PORTFOLIO
INVESTMENTS                    $ 52,102,160       $ 19,965,785  $ 72,067,945

                                                      Combined      Combined
                                                Net Unrealized    Fair Value
                                       Cost  and Realized Gain    and Return

TOTALS FROM ACTIVE AND LIQUIDATED
PORTFOLIO INVESTMENTS          $ 54,674,929       $ 19,831,507  $ 74,506,436


(A)  Public company

(B) During the quarter, the Partnership sold its remaining 104,608 common shares of Alpharel, Inc. for $142,000, realizing a gain of $5,000.

(C) Amounts provided for "Supplemental Information: Liquidated Portfolio Investments" are cumulative from inception through June 30, 1994.

* This company may be deemed an affiliated person of the Partnership as defined in the Investment Company Act of 1940.

ML VENTURE PARTNERS I, L.P.
STATEMENTS OF OPERATIONS (UNAUDITED)


                                  Three Months Ended    Nine Months Ended
                                       June 30,              June 30,

                                    1994      1993      1994       1993

INVESTMENT INCOME AND EXPENSES

 Interest and dividends            $6,871    $14,409   $30,054   $127,516

 Expenses:

 Management fee - Note 4           15,035    24,015    45,749      87,552
 Professional fees                 10,995    11,234    62,227      59,698
 Mailing and printing               8,853    12,173    30,827      55,954
 Independent General Partners' fees
    - Note 5                       14,250    14,250    45,750      48,750
 Custodial fees                       339       701     1,558       3,503
 Miscellaneous                        100         -       435           -
 Total expenses                    49,572    62,373    186,546    255,457

NET INVESTMENT LOSS                (42,701)  (47,964)  (156,492) (127,941)

Net realized gain (loss) from investments
 sold or written-off                4,990         -    (572,794) 5,625,362

NET REALIZED GAIN (LOSS) FROM
 OPERATIONS (allocable to Partners)
 - Note 3                          (37,711)  (47,964)  (729,286) 5,497,421

Net change in unrealized appreciation or
 depreciation of investments       (138,271) 256,538   736,149   (2,224,196)

NET INCREASE (DECREASE) IN NET ASSETS
 RESULTING FROM OPERATIONS         $(175,982)  $ 208,574 $ 6,863  $3,273,225

See notes to financial statements.

ML VENTURE PARTNERS I, L.P.
STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED JUNE 30,


                                                      1994           1993

CASH FLOWS PROVIDED FROM (USED FOR)
 OPERATING ACTIVITIES

Net investment loss                            $   (156,492)  $   (127,941)

Adjustments to reconcile net investment loss to cash
 provided from (used for) operating activities:
(Increase) decrease in receivables                   (1,131)        413,654
Decrease in accrued interest on short-term investments 5,131         27,773
Decrease in payables                                (18,949)       (41,507)
Cash provided from (used for) operating activities  (171,441)       271,979

CASH FLOWS PROVIDED FROM INVESTING ACTIVITIES

Net proceeds from the sale of portfolio
 investments                                         800,897      6,846,263
Purchase of portfolio investments                          -      (175,004)
Net return (purchase) of short-term
 investments                                         948,776      3,459,279
Cash provided from investing activities            1,749,673     10,130,538

CASH FLOWS USED FOR FINANCING ACTIVITIES

Cash distributions to Partners - Note 6          (1,552,300)   (10,500,000)

Increase (decrease) in cash and cash equivalents      25,932       (97,483)
Cash and cash equivalents at beginning of period     579,164        433,676

CASH AND CASH EQUIVALENTS AT END OF PERIOD       $   605,096  $     336,193


See notes to financial statements.

ML VENTURE PARTNERS I, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)
FOR THE NINE MONTHS ENDED JUNE 30, 1994


                                                      Unallocated
                                                   Net Unrealized
                 Managing Individual                 Appreciation
                  General    General     Limited   (Depreciation)
                  Partner   Partners    Partners   of Investments      Total

Balance at
beginning of
period        $ 1,227,489    $ 2,530   $ 4,177,764  $ (870,427)  $ 4,537,356

Cash distribution
paid January 20, 1994
- - Note 6        (350,000)    (2,300)   (1,200,000)            -  (1,552,300)

Allocation of
net investment
loss - Note 3     (1,565)       (10)     (154,917)            -    (156,492)

Allocation of
net realized
loss on invest-
ments - Note 3  (119,141)       (30)     (453,623)            -    (572,794)

Net change in
unrealized
appreciation
(depreciation)
of investments          -       -            -        736,149      736,149

Balance at end
of period       $ 756,783   $ 190  $ 2,369,224 (A) $ (134,278)  $ 2,991,919


(A) The net asset value per Unit of limited partnership interest, including an assumed allocation of net unrealized depreciation, is $189. Each Unit represents an original capital contribution of $5,000. Cumulative cash distributions paid through June 30, 1994 total $5,750 per Unit.


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

The Partnership's objective is to realize long-term capital appreciation from its portfolio of venture capital investments. From 1982 to 1986, the Partnership assembled a portfolio of 34 venture capital investments in new and developing companies and other special investment situations. The Partnership does not engage in any other business or activity. At June 30, 1994, 31 of the 34 investments had been fully liquidated. The Partnership will not make investments in new companies and will not reinvest the proceeds from the sale of its remaining investments, except to make follow-on investments in existing companies, if necessary.

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


3.     Allocation of Partnership Profits and Losses

The Partnership Agreement provides that the Managing General Partner will be allocated, on a cumulative basis over the life of the Partnership, 20% of net realized capital gains or 10% of net realized capital losses. The Partnership's net realized gains or losses in excess of this allocation to the Managing General Partner, as well as all other income, losses, deductions and credits, if any, will be allocated among all the Partners, including the Managing General Partner, in the proportion of their capital contributions to the Partnership. For the period from October 15, 1982 (commencement of operations) to June 30, 1994, the Partnership had a cumulative net realized gain of $20 million.


4.     Related Party Transactions

The Management Company performs, or arranges for others to perform, the management and administrative services necessary for the operation of the Partnership. The Management Company receives a management fee at the annual rate of 2% of the net assets of the Partnership. Such fee is determined and payable quarterly.

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


6.     Cash Distributions

Cash distributions paid during the nine months ended June 30, 1994 and 1993 and cumulative cash distributions paid from inception to June 30, 1994 are listed below:

                         General        Limited           Per
Date Paid               Partners       Partners   $5,000 Unit

October 20, 1992 $             0   $  3,000,000       $   250
January 26, 1993               0      3,300,000           275
April 12, 1993                 0      4,200,000           350
January 20, 1994         352,000      1,200,000           100

Cumulative totals      3,960,000     69,000,000         5,750


7.   Interim Financial Statements

In the opinion of Merrill Lynch Venture Capital Co., L.P., the managing general partner of the Partnership, the unaudited financial statements as of June 30, 1994, and for the three and nine month periods then ended, reflect all adjustments necessary for the fair presentation of the results of the interim period.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

During its first four years of operations, from 1982 to 1986, the Partnership completed the selection of its 34 portfolio investments. During that time, the Partnership invested a majority of the $54.7 million of net proceeds received from its 1982 public offering. Since 1986, the Partnership has made additional follow-on investments in certain existing portfolio companies. As of June 30, 1994, the Partnership had fully invested the original net proceeds. The Partnership will not make additional investments in new portfolio companies and expects that follow-on investments in existing portfolio companies will be nominal, if any.

At June 30, 1994, 31 of the Partnership's 34 portfolio investments had been fully liquidated and one of its remaining three investments was partially liquidated. The portfolio investments liquidated through June 30, 1994, had a cost of $52.1 million and returned $72.1 million, for a cumulative net realized gain of $20 million. Generally, all cash received from the sale of portfolio investments, after an adequate reserve for operating expenses, is distributed to Partners as soon as practicable after receipt. From its inception through June 30, 1994, the Partnership had made cash distributions to Partners totaling $73 million, representing proceeds received from the sale of portfolio investments and other income.

At June 30, 1994, the Partnership had $605,000 in cash and cash equivalents. Funds needed to cover future operating expenses and follow-on investments, if any, will be obtained from the Partnership's existing cash reserves and from the future sale of portfolio investments, if necessary.

The Partnership's scheduled termination date is December 31, 1994. Pursuant to the Partnership Agreement, the Individual General Partners can extend the term of the Partnership for an additional two-year period if they determine that such an extension would be in the best interest of the Partnership.

Results of Operations

Net realized gain or loss from operations is comprised of 1) net realized gains or losses from portfolio investments sold or written-off and 2) net investment income or loss. For the quarter and nine months ended June 30, 1994, the Partnership had a net realized loss from operations of $38,000 and $729,000, respectively. For the quarter and nine months ended June 30, 1993, the Partnership had a net realized loss from operations of $48,000 and a net realized gain from operations of $5.5 million, respectively.

Realized Gains or Losses from Portfolio Investments - For the quarter and nine months ended June 30, 1994, the Partnership had a $5,000 net realized gain and a $573,000 net realized loss from portfolio investments sold and written-off, respectively. During the quarter ended June 30, 1994, the Partnership sold its remaining 104,608 common shares of Alpharel, Inc. in the public market for $142,000, realizing a gain of $5,000. During the six months ended March 31, 1994, the Partnership wrote off the remaining $620,000 cost of its original $1.6 million investment in Qume Corporation due to the continued depressed public market price and limited trading volume of the company's common shares. Also during the six months ended March 31, 1994, the Partnership sold 180,000 common shares of Alpharel for $278,000, realizing a gain of $42,000.

For the three months ended June 30, 1993, the Partnership had no realized gains or losses from portfolio investments. For the nine months ended June 30, 1993, the Partnership had a $5.6 million net realized gain from investments sold and written-off. During the quarter ended June 30, 1993, the Partnership sold its investment in BehaviorTech, Inc. for $95,000, an amount equal to the adjusted cost of such investment, resulting in no gain or loss on the transaction. During the six months ended March 31, 1993, the Partnership wrote off $126,000 of its investment in BehaviorTech and $250,000 of its investment in Private Satellite Network, Inc. ("PSN") due to continued financial and operational difficulties at these companies. Additionally, the Partnership sold 423,082 common shares of Viewlogic Systems, Inc. for $6.7 million, realizing a gain of $6 million.

Investment Income and Expenses - Net investment loss (investment income less operating expenses) for the three months ended June 30, 1994 and 1993 was $43,000 and $48,000, respectively. The nominal decrease in net investment loss for the 1994 period compared to the 1993 period was the result of a decrease in the management fee and other operating expenses during the 1994 period partially offset by a decrease in interest earned from the Partnership's short-term investments. Net investment loss for the nine months ended June 30, 1994 and 1993 was $156,000 and $128,000, respectively. The increase in net investment loss for the 1994 period compared to the 1993 period is the result of a decrease in interest income earned from the Partnership's short-term investments during the 1994 period. This increase was partially offset by reductions in the management fee and other operating expenses during the 1994 period, as discussed below.

For the three months ended June 30, 1994 and 1993, the Partnership earned $7,000 and $14,000 from short-term investments, respectively. For the nine months ended June 30, 1994 and 1993, the Partnership earned $30,000 and $128,000 from short-term investments, respectively. The reductions in interest earned from short-term investments during the 1994 periods primarily are due to changes in amounts available for investment in such securities. At June 30, 1994, $605,000 was available for investment in short-term securities compared to $1.3 million at June 30, 1993.

The Management Company receives a management fee at the annual rate of 2% of the net assets of the Partnership. Such fee is determined and payable on the basis of the Partnership's net assets at the end of each calendar quarter. The management fee for the quarter ended June 30, 1994 was $15,000 compared to $24,000 for the same period in 1993. The management fee for the nine months ended June 30, 1994 was $46,000 compared to $88,000 for the same period in 1993. The decreased management fee for the 1994 periods results from the Partnership's reduced net asset value for the 1994 periods compared to the 1993 periods. The reduced net asset value primarily is due to the continued liquidation of the Partnership's investment portfolio and subsequent cash distributions paid to Partners. It is expected that the management fee will continue to decline in future periods as the Partnership's remaining portfolio investments are liquidated and cash distributions to Partners are approved. The management fee and other expenses incurred directly by the Partnership are paid with funds provided from operations. Funds provided from operations are obtained from interest earned from short-term investments, when available, and proceeds received from the sale of certain portfolio investments.

Unrealized Gains and Losses and Changes in Unrealized Appreciation or Depreciation of Portfolio Investments - For the nine months ended June 30, 1994, the Partnership had a net unrealized gain of $211,000, primarily resulting from the upward revaluation of its investment in Acuity Imaging, Inc. Additionally, for the nine months ended June 30, 1994, a net $525,000 was transferred from unrealized loss to realized loss due to the write off of the Partnership's investment in Qume and the sale of Alpharel shares, as discussed above. As a result, the Partnership's net unrealized depreciation of investments decreased $736,000 for the nine month period.

For the nine months ended June 30, 1993, the Partnership had an $849,000 net unrealized gain from its portfolio investments primarily resulting from the upward revaluation of certain portfolio investments. Additionally, for the nine months ended June 30, 1993, a net $3.1 million was transferred from unrealized gain to realized gain relating to the sale of Viewlogic shares during the period and the partial write off of BehaviorTech and PSN, as discussed above. The $849,000 unrealized gain and the $3.1 million net transfer from unrealized gain to realized gain resulted in a $2.2 million decrease to the Partnership's net unrealized appreciation of investments for the nine month period.

Net Assets - Changes to net assets resulting from operations are comprised of 1) net realized gains or losses from operations and 2) net changes to unrealized appreciation or depreciation of investments. For the nine months ended June 30, 1994 and 1993, the Partnership's net assets from operations increased $7,000 and $3.3 million, respectively.

At June 30, 1994, the Partnership's net assets were $3.0 million, down $1.5 million from $4.5 million at September 30, 1993. This decrease resulted from the $1,552,300 cash distribution paid to Partners in January 1994 partially offset by the $7,000 net increase in net assets resulting from operations for the period.

At June 30, 1993, the Partnership's net assets were $4.8 million, down $4.2 million from $9 million at September 30, 1992. This decrease resulted from cash distributions to Limited Partners totaling $7.5 million exceeding the $3.3 million net increase in net assets resulting from operations for the period.

Gains and losses from investments are allocated to the Partners' capital accounts when realized in accordance with the Partnership Agreement (see
Note 3 of Notes to Financial Statements). However, for purposes of calculating the net asset value per Unit, net unrealized appreciation or depreciation of investments has been included as if it had been realized and allocated to the Limited Partners in accordance with the Partnership Agreement. Pursuant to such calculation, the net asset value at June 30, 1994 and September 30, 1993, was $189 and $291 per $5,000 Unit,
respectively. The Partnership's net assets and net asset value per Unit will continue to decline as the remaining portfolio investments are liquidated and cash distributions are declared and paid to Partners.

Cash Distributions - On January 20, 1994, the Partnership made a cash distribution to Partners totaling $1,552,300: $1.2 million, or $100 per Unit, to Limited Partners of record on December 31, 1993 and $352,300 to the General Partners. From its inception through June 30, 1994, the Partnership has made cash distributions to its Partners totaling $73 million: $4 million to the General Partners and $69 million to the Limited Partners, representing $5,750 per $5,000 Unit.

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


Date:     August 12, 1994

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