Form 10-K
period 1994-09-30
ML VENTURE PARTNERS I L P /DE/
filed 1994-12-29
CIK 700607

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 1994

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
(State or other jurisdiction of                                            (I.R.S. Employer Identification No.)
incorporation or organization)

World Financial Center, North Tower
New York, New York                                                         10281-1327
(Address of principal executive offices)                                   (Zip Code)

Registrant's telephone number, including area code:  (212) 449-1000

Securities registered pursuant to Section 12(b) of the Act:

              Title of each class                         Name of each exchange on which registered
                    None                                                     None

Securities registered pursuant to Section 12(g) of the Act:

                     Units of Limited Partnership Interest
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

At December 15, 1994, 11,989 units of limited partnership interest ("Units") were held by non-affiliates of the Registrant. There is no established public trading market for such Units.





                      DOCUMENTS INCORPORATED BY REFERENCE


Portions  of  the  Prospectus  of  the  Registrant   dated  June  18,  1982,  as
supplemented by supplements thereto dated July 13, 1982 and September 28, 1982, are incorporated by reference in Part I and Part II hereof.

                                     PART I

Item 1.       Business.

Formation

ML Venture Partners I, L.P. (the "Partnership" or the "Registrant") is a Delaware limited partnership organized on February 12, 1982. Merrill Lynch Venture Capital Co., L.P. (the "Managing General Partner") and four individuals (the "Individual General Partners") are the General Partners of the Partnership. The Managing General Partner is a New York limited partnership in which Merrill Lynch Venture Capital Inc. (the "Management Company") is the general partner. The Management Company is an indirect subsidiary of Merrill Lynch & Co., Inc.
and  an  affiliate  of  Merrill  Lynch,  Pierce,  Fenner  &  Smith  Incorporated
("MLPF&S").

On February 17, 1982, the Partnership elected to operate as a business development company under the Investment Company Act of 1940. The Partnership's investment objective is to seek long-term capital appreciation by making venture capital investments in new and developing companies and other special investment situations. The Partnership considers this activity to constitute the single industry segment of venture capital investing.

The Partnership publicly offered, through MLPF&S, 12,000 units of limited partnership interest ("Units") at $5,000 per Unit. The Units were registered under the Securities Act of 1933 pursuant to a Registration Statement on Form N-2 (File No. 2-76113) which was declared effective on June 18, 1982. The offering of the 12,000 Units was completed on October 15, 1982. Gross capital contributions to the Partnership totaled $60,610,102; $60,000,000 from the Limited Partners, $606,102 from the Managing General Partner and $4,000 from the Individual General Partners. Net proceeds from the offering available for investment, after the payment of selling commissions and offering expenses, totaled $54,680,135.

The information set forth under the captions "Risk and Other Important Factors", "Investment Objective and Policies" and "Venture Capital Operations" on pages 8 through 16 of the prospectus of the Partnership dated June 18, 1982 filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933, as supplemented by supplements thereto dated July 13, 1982 and September 28, 1982 filed pursuant to Rule 424(c) under the Securities Act of 1933 (the "Prospectus"), is incorporated herein by reference.

The Venture Capital Investments

During  its  first  four  years of  operations,  from  1982  through  1986,  the
Partnership selected its portfolio of venture capital investments in 34 companies. Through 1986, the Partnership had invested approximately $47 million in the equity or debt securities of these 34 companies. From 1987 to 1993, the Partnership's investment activity was limited to follow-on investments in certain of its existing portfolio companies. As the Partnership's investment portfolio matured, the rate of follow-on investments declined. The Partnership did not make any investments in 1994. The Partnership will not make investments in new portfolio companies and currently does not expect to make additional follow-on investments in any of its remaining portfolio companies.

Proceeds from the sale of portfolio investments are distributed to Partners as soon as practicable after receipt and are not reinvested in new portfolio companies. However, the Partnership can use such proceeds to make follow-on investments in existing companies or to create a reserve for operating expenses, if necessary.

As of September 30, 1994, 31 of the Partnership's 34 portfolio investments had been fully liquidated and one of the three remaining investments had been partially liquidated. Investments liquidated through September 30, 1994 had a cost of $52.1 million and returned $72.1 million for a net realized gain of $20 million. At September 30, 1994, the Partnership's remaining investment portfolio consisted of three investments with a cost basis of $2.6 million and a fair value of $2.4 million.

Termination

At a meeting held on October 26, 1994, the Individual General Partners voted to extend the Partnership's termination date for an additional two-year period. As a result of this extension, the Partnership must terminate no later than December 31, 1996.

Employees

The Partnership has no employees. The Managing General Partner, subject to the supervision of the Individual General Partners, manages and controls the Partnership's venture capital investments. The Management Company performs, or arranges for others to perform, the management and administrative services necessary for the operation of the Partnership and is responsible for managing the Partnership's short-term investments.

Item 2.       Properties.

The Partnership does not own or lease physical properties.

Item 3.       Legal Proceedings.

The Partnership is not a party to any material pending legal proceedings.

Item 4.       Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

The information with respect to the market for the Units set forth under the subcaption "Substituted Limited Partners" on page 26 of the Prospectus is incorporated herein by reference. There is no established public trading market for the Units as of December 15, 1994.

The approximate number of holders of Units as of December 15, 1994 is 6,700. The Managing General Partner and the four Individual General Partners of the Partnership also hold interests in the Partnership.

Cash distributions paid to Partners during the fiscal years ended September 30, 1994, 1993 and 1992 are listed below. The distributions paid in fiscal 1994, 1993 and 1992, primarily represented proceeds received by the Partnership from the sale of certain portfolio investments. Cumulative distributions paid to Partners through September 30, 1994 totaled $73 million; $4 million to the General Partners and $69 million to the Limited Partners, representing $5,750 per $5,000 Unit.

    Date                            Date                       General                      Limited                  Per
Approved                            Paid                      Partners                     Partners              $5,000 Unit
- --------                            ----                      --------                     --------              -----------
2/4/92                             4/27/92                 $           0              $     6,996,000             $    583
7/30/92                           10/20/92                             0                    3,000,000                  250
11/4/92                            1/26/93                             0                    3,300,000                  275
2/8/93                             4/12/93                             0                    4,200,000                  350
11/3/93                            1/20/94                       352,000                    1,200,000                  100

Cumulative totals                                          $   3,960,000              $    69,000,000             $  5,750

Item 6.       Selected Financial Data.

($ In Thousands, Except For Per Unit Information)

                                                                       Fiscal Years Ended September 30,

                                                           1994           1993            1992           1991           1990
                                                           ----           ----            ----           ----           ----

Cash Distributions to Partners                         $     1,552     $     7,500    $     9,996    $     2,400     $    4,800

Cumulative Cash Distributions to Partners                   72,960          71,408         63,908         53,912         51,512

Net Assets                                                   2,948           4,537          9,006         11,895         16,522

Net Realized Gain (Loss) from Operations                      (762)          4,493          5,839           (711)          (532)

Cumulative Net Realized Gain from
Operations                                                  21,372          22,134         17,641         11,802         12,513

Net Realized Gain (Loss) from Investments                     (573)          4,673          6,228           (341)          (125)

Cumulative Net Realized Gain from
Investments                                                 19,955          20,528         15,855          9,627          9,968

PER UNIT OF LIMITED
PARTNERSHIP INTEREST:

Cash Distributions                                     $       100     $       625    $       833    $       200     $      400

Cumulative Cash Distributions                                5,750           5,650          5,025          4,192          3,992

Net Asset Value, including Net Unrealized
Appreciation (Depreciation) of Investments                     185             291            719          1,089          1,442

Net Realized Gain (Loss) from Operations                       (53)            294            379            (53)           (42)

Cumulative Net Realized Gain from
Operations                                                   1,435           1,488          1,194            815            868

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
During its first four years of operations, from 1982 to 1986, the Partnership completed the selection of its 34 portfolio investments. During that time, the Partnership invested a majority of the $54.7 million of net proceeds received from its 1982 public offering. Since 1986, the Partnership made additional follow-on investments in certain existing portfolio companies. The Partnership has fully invested its original net proceeds and will not make additional investments in new portfolio companies. Additionally, the Partnership does not expect to make additional follow-on investments in any of its remaining portfolio companies. The Partnership did not make any follow-on investments during the fiscal year ended September 30, 1994.

At September 30, 1994, 31 of the Partnership's 34 portfolio investments had been fully liquidated and one of its remaining three investments was partially liquidated. Portfolio investments liquidated through September 30, 1994 had a cost of $52.1 million and returned $72.1 million, for a cumulative net realized gain of $20 million. Generally, all cash received from the sale of portfolio investments, after an adequate reserve for operating expenses, is distributed to Partners as soon as practicable after receipt. From its inception through September 30, 1994, the Partnership has made cash distributions to Partners totaling $73 million, primarily representing proceeds received from the sale of portfolio investments.

At September 30, 1994, the Partnership held $564,000 in cash and cash equivalents. Funds needed to cover future operating expenses and follow-on investments, if any, will be obtained from the Partnership's existing cash reserves and from the future sale of portfolio investments.

At a meeting held on October 26, 1994, the Individual General Partners voted to extend the Partnership's termination date for an additional two-year period. As a result of this extension, the Partnership must terminate no later than December 31, 1996.

Results of Operations
For the fiscal year ended September 30, 1994, the Partnership had a net realized loss from operations of $762,000. For the fiscal years ended September 30, 1993 and 1992, the Partnership had a net realized gain from operations of $4.5 million and $5.8 million, respectively. Net realized gain or loss from operations is comprised of 1) net realized gains or losses from portfolio investments sold and written-off and 2) net investment income or loss.

Realized Gains and Losses from Portfolio Investments - For the fiscal year ended September 30, 1994, the Partnership had a $573,000 net realized loss from portfolio investments sold and written-off. During the fiscal year, the Partnership sold 284,608 common shares of Alpharel, Inc. in the public market for $421,000, realizing a gain of $47,000. On March 31, 1994, the Partnership wrote off its remaining $620,000 investment in DTC Data Technology Corporation (formerly Qume Corporation) due to the continued depressed public market price and limited trading volume of the company's common stock.

For the fiscal year ended September 30, 1993, the Partnership had a $4.7 million net realized gain from portfolio investments sold and written-off. During the fiscal year, the Partnership sold its remaining 423,082 common shares of Viewlogic Systems, Inc. for $6.7 million, realizing a gain of $6 million. In June 1993, the Partnership sold its investment in BehaviorTech, Inc. for $95,000, resulting in a $126,000 net realized loss for the year. In July 1993, the Partnership sold its investment in Private Satellite Network, Inc. ("PSN") for $204,000, resulting in a $46,000 net realized loss for the year. In September 1993, Optigraphics Corporation was acquired by Alpharel. In connection with the acquisition, the Partnership sold its preferred shares of Optigraphics for $333,000 in cash, a $226,100 promissory note and 284,608 Alpharel common shares. The Partnership realized a loss of $847,000 from this transaction. Also during the year, the Partnership wrote off $310,000 of its investment in Qume.

For the fiscal year ended September 30, 1992, the Partnership had a $6.2 million net realized gain from portfolio investments sold and written-off. During fiscal 1992, the Partnership sold the following securities in the public market:
464,324 shares of Viewlogic for $6.4 million, realizing a gain of $5.6 million; 132,844 shares of IDEXX Laboratories, Inc. for $3.1 million, realizing a gain of $2.2 million; 157,500 shares of Everex Systems, Inc. for $790,000, realizing a gain of $160,000. Also, during fiscal 1992, the Partnership received 82,178 shares of Everex common stock representing the final payment from an escrow related to the 1986 acquisition by Everex of Cygnet Technologies, Inc., a portfolio investment previously written-off. The Partnership also sold these shares in the public market for $513,000, realizing a gain of $513,000. In December 1991, the Partnership sold its investment in Twyford International, Inc. for $172,000, realizing a loss of $28,000. Also in fiscal 1992, the Partnership realized a loss of $2.2 million from the partial write-off of its investments in Qume, Optigraphics, PSN and BehaviorTech.

Investment Income and Expenses - Net investment loss (investment income less operating expenses) for the fiscal years ended September 30, 1994, 1993 and 1992 was $189,000, $180,000 and $388,000, respectively. Although there was no significant change in net investment loss for fiscal 1994 compared to fiscal 1993, the management fee and other operating expenses declined by $92,000 from $317,000 in fiscal 1993 to $225,000 in fiscal 1994. This reduction, however, was more than offset by a $101,000 decline in interest and dividend income from $137,000 in fiscal 1993 to $36,000 in fiscal 1994. Net investment loss declined to $180,000 for fiscal 1993 compared to $388,000 for fiscal 1992. This decrease was the result of a $250,000 decline in the management fee and other operating expenses from $567,000 in fiscal 1992 to $317,000 in fiscal 1993. This reduction in operating expenses exceeded a $42,000 decline in interest and dividend income from $179,000 in fiscal 1992 to $137,000 in fiscal 1993.

The Partnership's other operating expenses, exclusive of the management fee, have declined steadily from fiscal 1992 to 1994 due to reduced operating activity, resulting from the declining number of active portfolio investments, and other operating cost controls initiated by the Management Company. Such other operating expenses declined by $42,000 in 1994 compared to 1993 and by $75,000 in 1993 compared to 1992. Additionally, interest and dividend income also decreased in each consecutive fiscal year from 1992 to 1994 due to a reduction in interest earned from the Partnership's short-term investments. This reduction resulted from a decrease in cash available for investment in short-term securities during such periods.

The management fee for fiscal 1994 was $61,000 compared to $110,000 for fiscal 1993 and $286,000 for fiscal 1992. The decrease in the management fee for the Partnership's fiscal year ended September 30, 1994 compared to the 1993 period primarily resulted from a decrease in net assets due to the $1.55 million cash distribution paid to Partners in January 1994. The decrease in the management fee for the fiscal year ended September 30, 1993 compared to 1992 period was the result of a decrease in net assets due to the liquidation of certain portfolio investments and subsequent cash distributions to Partners. The management fee will continue to decline in future periods as the Partnership's remaining portfolio investments are liquidated and cash distributions to Partners are approved. The Management Company receives a management fee at the annual rate of 2% of the net assets of the Partnership. Such fee is determined and payable on the basis of the Partnership's net assets at the end of each calendar quarter. The management fee and other expenses incurred directly by the Partnership are paid with funds provided from operations. Funds provided from operations are obtained from interest earned from short-term investments and proceeds received from the sale of certain portfolio investments.

Unrealized Gains and Losses and Changes in Unrealized Appreciation or Depreciation of Portfolio Investments - For the fiscal year ended September 30, 1994, the Partnership had a net unrealized gain of $199,000, primarily resulting from the upward revaluation of its investment in Acuity Imaging. Additionally for the fiscal year, the Partnership transferred a net $525,000 from unrealized loss to realized loss due to the write off of its remaining investment in DTC Data Technology and the sale of its Alpharel shares, as discussed above. As a result, the Partnership's net unrealized depreciation of investments declined $724,000 for fiscal 1994.

For the fiscal year ended September 30, 1993, the Partnership had a net unrealized gain of $810,000, primarily resulting from the upward revaluation of its investment in Inference Corporation. Additionally, due to the sale or write off of certain portfolio investments during fiscal 1993 as discussed above, the Partnership transferred a net $2.3 million from unrealized gain to realized gain. As a result, the Partnership's net unrealized appreciation of investments declined $1.5 million for fiscal 1993.

For the fiscal year ended September 30, 1992, the Partnership had a net unrealized gain from its portfolio investments of $5.6 million, primarily resulting from the upward revaluation of its investment in Viewlogic. Also, due to the sale or write off of certain portfolio investments during fiscal 1992 as discussed above, the Partnership transferred a net $4.3 million from unrealized gain to realized gain. As a result, the Partnership's net unrealized appreciation of investments increased $1.3 million for fiscal 1992.

Net Assets - Changes to net assets resulting from operations are comprised of 1) net realized gain or loss from operations and 2) net changes in unrealized appreciation or depreciation of investments. For the fiscal year ended September 30, 1994, the Partnership's net assets from operations decreased $37,000. For the fiscal years ended September 30, 1993 and 1992, the Partnership's net assets from operations increased $3 million and $7.1 million, respectively.

At September 30, 1994, the Partnership's net assets were $2.9 million, down $1.6 million from $4.5 million at September 30, 1993. This decrease resulted from the cash distribution paid to Partners totaling $1.55 million and the $37,000 net decrease in net assets resulting from operations for fiscal 1994.

At September 30, 1993, the Partnership's net assets were $4.5 million, down $4.5 million from $9 million at September 30, 1992. This decrease resulted from cash distributions approved in fiscal 1993 totaling $7.5 million exceeding the $3 million net increase to net assets resulting from operations for fiscal 1993.

Gains and losses from investments are allocated to the Partners' capital accounts when realized in accordance with the Partnership Agreement (see Note 3 of Notes to Financial Statements). However, for purposes of calculating the net asset value per Unit, net unrealized appreciation or depreciation of investments has been included as if it had been realized and allocated to the Limited Partners in accordance with the Partnership Agreement. Pursuant to such calculation, the net asset value per $5,000 Unit at September 30, 1994, 1993 and 1992 was $185, $291 and $719, respectively. The Partnership's net assets and net asset value per Unit will continue to decline as its remaining portfolio investments are liquidated and cash distributions are declared and paid to Partners.

Item 8.       Financial Statements and Supplementary Data.

                          ML VENTURE PARTNERS I, L.P.
                                     INDEX

Independent Auditors' Report

Balance Sheets as of September 30, 1994 and 1993

Schedule of Portfolio Investments as of September 30, 1994 Schedule of Portfolio Investments as of September 30, 1993

Statements of Operations for the Years Ended September 30, 1994, 1993 and 1992

Statements of Cash Flows for the Years Ended September 30, 1994, 1993 and 1992

Statements of Changes in Partners' Capital for the Years Ended September 30, 1994, 1993 and 1992

Notes to Financial Statements

Schedule I - Short-Term Investments as of September 30, 1993

NOTE - All schedules, except for Schedule I, are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or the notes thereto.

         INDEPENDENT AUDITORS' REPORT


         ML Venture Partners I, L.P.:


         We have audited the accompanying balance sheets of ML Venture Partners I, L.P., including the schedules of portfolio investments, as of September 30, 1994 and 1993, and the related statements of operations, cash flows, and changes in partners' capital for each of the three years in the period ended September 30, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned at September 30, 1994 and 1993 by correspondence with the custodian. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, such financial statements present fairly, in all material respects, the financial position of ML Venture Partners I, L.P. at September 30, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1994 in conformity with generally accepted accounting principles.

         As explained in Note 2, the financial statements include securities valued at $2,426,548 and $2,696,280 at September 30, 1994 and 1993,
         respectively, representing 82% and 59% of net assets, respectively, whose values have been estimated by the Managing General Partner in the absence of readily ascertainable market values. We have reviewed the procedures used by the Managing General Partner in arriving at its estimate of value of such securities and have inspected underlying documentation, and, in the circumstances, we believe the procedures are reasonable and the documentation appropriate. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

         We also have previously audited, in accordance with generally accepted auditing standards, the financial statements of ML Venture Partners I, L.P. for each of the fiscal years in the period October 15, 1982 (commencement of operations) through September 30, 1992 (not presented herein), and we expressed unqualified opinions on those financial statements. In our opinion, the supplemental information set forth in the schedules of portfolio investments, the schedule of money market investments and the selected financial data for the periods presented, appearing on pages 14 to 16, 22 and 6, respectively, is fairly stated, in all material respects, in relation to the financial statements from which it has been derived.





         Deloitte & Touche LLP



         New York, New York
         November 16, 1994

ML VENTURE PARTNERS I, L.P.
BALANCE SHEETS
September 30,



                                                                                                 1994                1993
                                                                                                 ----                ----
ASSETS

Investments - Note 2
    Portfolio investments, at fair value (cost $2,572,769 at
      September 30, 1994 and $3,566,707 at September 30, 1993)                              $    2,426,548      $     2,696,280
    Short-term investments, at amortized cost                                                            -              953,907
Cash and cash equivalents                                                                          564,048              579,164
Note receivable                                                                                          -               47,273
Receivable from securities sold                                                                          -              332,480
Accrued interest receivable                                                                          1,131                    -
                                                                                                     -----                    -

TOTAL ASSETS                                                                                $    2,991,727      $     4,609,104
                                                                                            =    =========      =     =========

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

Accounts payable                                                                            $       12,071      $        31,697
Due to Management Company - Note 4                                                                  14,812               22,801
Due to Independent General Partners - Note 5                                                        17,250               17,250
                                                                                                    ------               ------
    Total liabilities                                                                               44,133               71,748
                                                                                                    ------               ------

Partners' Capital:

Managing General Partner                                                                           756,459            1,227,489
Individual General Partners                                                                            188                2,530
Limited Partners (12,000 Units)                                                                  2,337,168            4,177,764
Unallocated net unrealized depreciation of investments - Note 2                                   (146,221)            (870,427)
                                                                                                  --------             --------
Total partners' capital                                                                          2,947,594            4,537,356
                                                                                                 ---------            ---------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                                     $    2,991,727      $     4,609,104
                                                                                            =    =========      =     =========

See notes to financial statements.

ML VENTURE PARTNERS I, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS
September 30, 1994

ACTIVE PORTFOLIO INVESTMENTS:

                                                                        Initial Investment
Company / Position                                                             Date                Cost              Fair Value
Acuity Imaging, Inc.(+)(A)
85,311 shares of Common Stock                                              Aug. 1985           $    600,000       $     464,092
- -----------------------------                                              ---------           -    -------       -     -------
Alpharel, Inc.(+)(B)
6% Promissory Note due 9/24/95                                             Apr. 1984                146,852             146,852
- ------------------------------                                             ---------                -------             -------
Inference Corporation*
951,671 shares of Preferred Stock                                          Feb. 1984              1,820,983           1,808,670
Warrants to purchase 30,000 shares of Preferred Stock
    at $1.05 per share expiring on 12/16/97                                                               0               2,000
Warrants to purchase 41,959 shares of Preferred Stock
    at $1.00 per share expiring on 4/19/99                                                            4,934               4,934
    --------------------------------------                                                            -----               -----

TOTALS FROM ACTIVE PORTFOLIO INVESTMENTS                                                       $  2,572,769       $   2,426,548
                                                                                               =  =========       =   =========


SUPPLEMENTAL INFORMATION: LIQUIDATED PORTFOLIO INVESTMENTS(C)

                                                      Liquidation                              Realized
Company                                                  Date               Cost              Gain (Loss)                Return
- -------                                                  ----               ----              -----------                ------
Auragen Systems Corp.                               1985               $    1,624,200       $   (1,614,725)     $         9,475
- ---------------------                               ----               -    ---------       -   -----------     -         -----
Automatix Incorporated                              1990                    1,012,913             (999,543)              13,370
- ----------------------                              ----                    ---------             ---------              ------
BehaviorTech, Inc.                                  1991-1993                 920,352             (825,807)              94,545
- ------------------                                  ---------                 -------             ---------              ------
Bytel Corporation                                   1990                      750,120             (750,020)                 100
- -----------------                                   ----                      -------             ---------                 ---
California Devices, Inc.                            1987                    1,957,701           (1,957,701)                   0
- ------------------------                            ----                    ---------           -----------                   -
Cimflex Teknowledge Corporation                     1990/1991               1,679,576           (1,599,825)              79,751
- -------------------------------                     ---------               ---------           -----------              ------
Contemporary Communications Corporation             1990                    1,040,856               70,644            1,111,500
- ---------------------------------------             ----                    ---------               ------            ---------
Cygnet Technologies, Inc.                           1986-1992               3,754,289           (2,670,691)           1,083,598
- -------------------------                           ---------               ---------           -----------           ---------
Dallas Semiconductor Corporation                    1988/1989               1,690,417            4,914,317            6,604,734
- --------------------------------                    ---------               ---------            ---------            ---------
Data Recording Systems, Inc.                        1988                    3,402,026           (3,271,714)             130,312
- ----------------------------                        ----                    ---------           -----------             -------
DTC Data Technology Corporation(D)                  1992-1994               1,552,550           (1,552,550)                   0
- ----------------------------------                  ---------               ---------           -----------                   -
Envision Technology Inc.                            1985                      812,235             (805,309)               6,926
- ------------------------                            ----                      -------             ---------               -----
Everex Systems, Inc.                                1991/1992                 750,000              236,055              986,055
- --------------------                                ---------                 -------              -------              -------
Higher Order Software, Inc.                         1987                      632,857             (632,857)                   0
- ---------------------------                         ----                      -------             ---------                   -
IDEXX Laboratories, Inc.                            1991/1992               1,032,903            2,357,935            3,390,838
- ------------------------                            ---------               ---------            ---------            ---------
ImagiTex, Inc.                                      1990                    1,500,018              164,323            1,664,341
- --------------                                      ----                    ---------              -------            ---------
Intek Diagnostics, Inc.                             1989                    3,846,203           (3,846,202)                   1
- -----------------------                             ----                    ---------           -----------                   -
International Power Technology, Inc.                1990/1992               1,000,035             (692,659)             307,376
- ------------------------------------                ---------               ---------             ---------             -------

ML VENTURE PARTNERS I, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS - continued
September 30, 1994

SUPPLEMENTAL INFORMATION: LIQUIDATED PORTFOLIO INVESTMENTS(C)

                                                      Liquidation                              Realized
Company                                                  Date               Cost              Gain (Loss)                Return
- -------                                                  ----               ----              -----------                ------
Mentor Graphics Corporation                         1990/1991          $    1,794,445       $    3,509,547      $     5,303,992
- ---------------------------                         ---------          -    ---------       -    ---------      -     ---------
Network Equipment Technologies, Inc.                1987                    1,000,000            3,199,678            4,199,678
- ------------------------------------                ----                    ---------            ---------            ---------
Optigraphics Corporation                            1992-1994               2,554,038           (1,800,414)             753,624
- ------------------------                            ---------               ---------           -----------             -------
Private Satellite Network, Inc.                     1991-1993               1,060,785             (856,166)             204,619
- -------------------------------                     ---------               ---------             ---------             -------
Qubix Graphic Systems Incorporated                  1989                    4,626,335           (4,605,353)              20,982
- ----------------------------------                  ----                    ---------           -----------              ------
Signode Industries Inc.                             1986                    1,710,891           16,375,860           18,086,751
- -----------------------                             ----                    ---------           ----------           ----------
Systems Center, Inc.                                1989                      500,000              476,865              976,865
- --------------------                                ----                      -------              -------              -------
Twyford International, Inc.                         1991                      720,398             (548,155)             172,243
- ---------------------------                         ----                      -------             ---------             -------
United AgriSeeds, Inc.                              1987                    1,995,826            1,639,900            3,635,726
- ----------------------                              ----                    ---------            ---------            ---------
Valid Logic Systems Incorporated                    1985/1986               1,803,884            3,088,241            4,892,125
- --------------------------------                    ---------               ---------            ---------            ---------
Viewlogic Systems, Inc.                             1991/1992               1,500,000           11,558,456           13,058,456
- -----------------------                             ---------               ---------           ----------           ----------
Visic, Inc.                                         1986-1991                 750,000             (705,723)              44,277
- -----------                                         ---------                 -------             ---------              ------
Visidata Corp.                                      1985                      601,333             (601,333)                   0
- --------------                                      ----                      -------             ---------                   -
Xidex Corporation                                   1986/1987               2,524,974            2,710,711            5,235,685
- -----------------                                   ---------               ---------            ---------            ---------
TOTALS FROM LIQUIDATED PORTFOLIO
INVESTMENTS                                                            $   52,102,160       $   19,965,785      $    72,067,945
                                                                       -   ----------       -   ----------      -    ----------

                                                                                            Combined Net               Combined
                                                                                           Unrealized and            Fair Value
                                                                            Cost            Realized Gain            and Return
TOTALS FROM ACTIVE AND LIQUIDATED
PORTFOLIO INVESTMENTS                                                  $   54,674,929       $   19,819,564      $    74,494,493
                                                                       =   ==========       =   ==========      =    ==========

(+)    Public company
*      Company may be deemed an affiliated person of the Partnership as defined in the Investment Company Act of 1940.
(A)    On January 26, 1994, Itran Corp. merged with Automatix  Incorporated.  The combined entity, a public company,  was renamed
       Acuity  Imaging,  Inc. As a result of the merger,  the  Partnership  exchanged  its 151,572 Itran common shares for 85,311
       Acuity common shares.
(B)    During the fiscal  year,  the  Partnership  sold its 284,608  common  shares of  Alpharel,  Inc. in the public  market for
       $421,000, realizing a gain of $47,000.
(C)    Amounts  provided for  "Supplemental  Information:  Liquidated  Portfolio
       Investments" are cumulative from inception through September 30, 1994.
(D)    During the fiscal year,  the  Partnership  wrote off the  remaining  $620,000 of its $1.6 million  investment  in DTC Data
       Technology Corporation (formerly Qume Corporation).

See notes to financial statements.

ML VENTURE PARTNERS I, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS - continued
September 30, 1993

ACTIVE PORTFOLIO INVESTMENTS:

                                                                       Initial Investment
Company / Position                                                            Date                 Cost              Fair Value
Alpharel, Inc.(+)(1)
284,608 shares of Common Stock                                             Apr. 1984          $     373,549     $       381,659
6% Promissory Note due 9/24/95                                                                      147,241             147,241
- ------------------------------                                                                      -------             -------
Inference Corporation*
951,671 shares of Preferred Stock                                          Feb. 1984              1,820,983           1,808,670
Warrants to purchase 30,000 shares of Preferred Stock
    at $1.05 per share expiring on 12/16/97                                                               0               2,000
Warrants to purchase 41,959 shares of Preferred Stock
    at $1.00 per share expiring on 4/19/99                                                            4,934               4,934
    --------------------------------------                                                            -----               -----
Itran Corp.*
151,572 shares of Common Stock                                             Aug. 1985                600,000             262,000
- ------------------------------                                             ---------                -------             -------
Qume Corporation(+)*
620,000 shares of Common Stock                                             Feb. 1986                620,000              89,776
- ------------------------------                                             ---------                -------              ------

TOTALS FROM ACTIVE PORTFOLIO INVESTMENTS                                                      $   3,566,707     $     2,696,280
                                                                                              -   ---------     -     ---------

SUPPLEMENTAL INFORMATION: LIQUIDATED PORTFOLIO INVESTMENTS(2)

                                                                                               Net Realized
                                                                                Cost               Gain                  Return
TOTALS FROM LIQUIDATED PORTFOLIO
INVESTMENTS                                                               $   51,108,222      $  20,538,579     $    71,646,801
                                                                          =   ==========      =  ==========     =    ==========

                                                                                               Combined Net            Combined
                                                                                              Unrealized and         Fair Value
                                                                                Cost           Realized Gain         and Return
TOTALS FROM ACTIVE AND LIQUIDATED
PORTFOLIO INVESTMENTS                                                     $   54,674,929      $  19,668,152     $    74,343,081
                                                                          =   ==========      =  ==========     =    ==========

(+)    Public company
* Company may be deemed an affiliated person of the Partnership as defined in the Investment Company Act of 1940.
(1) In September 1993, Optigraphics Corporation was acquired by Alpharel, Inc. In connection with this acquisition, the
       Partnership  received $332,480 in cash, 284,608 common shares of Alpharel
       and  a  6%  promissory  note  for  its  3,752,534   preferred  shares  of
       Optigraphics. The Partnership realized a loss of $847,000 on this transaction.
(2) Amounts provided for "Supplemental Information: Liquidated Portfolio Investments" are cumulative from inception through September 30, 1993.
See notes to financial statements.

ML VENTURE PARTNERS I, L.P.
STATEMENTS OF OPERATIONS
For The Years Ended September 30,


                                                                                  1994            1993               1992
                                                                                  ----            ----               ----
INVESTMENT INCOME AND EXPENSES

Interest and dividends                                                       $     36,467     $     137,052     $       178,984
                                                                             -     ------     -     -------     -       -------
Expenses:

Management fee - Note 4                                                            60,561           110,353             285,783
Professional fees                                                                  60,161            71,510             117,436
Mailing and printing                                                               39,226            65,371              89,219
Independent General Partners' fees - Note 5                                        63,000            66,000              66,592
Custodial fees                                                                      1,958             4,118               6,399
Miscellaneous                                                                         435                 -               1,905
                                                                                      ---                 -               -----
Total expenses                                                                    225,341           317,352             567,334
                                                                                  -------           -------             -------

NET INVESTMENT LOSS                                                              (188,874)         (180,300)           (388,350)

Net realized gain (loss) from investments sold and written-off                   (572,794)        4,673,251           6,227,614
                                                                                 --------         ---------           ---------

NET REALIZED GAIN (LOSS) FROM OPERATIONS
    (allocable to Partners) - Note 3                                             (761,668)        4,492,951           5,839,264

Net change in unrealized appreciation (depreciation)
    of investments                                                                724,206        (1,461,303)          1,267,469
                                                                                  -------        ----------           ---------

NET INCREASE (DECREASE) IN NET ASSETS
    RESULTING FROM OPERATIONS                                                $    (37,462)    $   3,031,648     $     7,106,733
                                                                             =    =======     =   =========     =     =========

See notes to financial statements.

ML VENTURE PARTNERS I, L.P.
STATEMENTS OF CASH FLOWS
For The Years Ended September 30,


                                                                                1994              1993                1992
                                                                                ----              ----                ----

CASH FLOWS PROVIDED FROM (USED FOR)
    OPERATING ACTIVITIES

Net investment loss                                                       $     (188,874)    $     (180,300)    $      (388,350)

Adjustments to reconcile  net  investment  loss to cash provided from (used for)
    operating activities:
(Increase) decrease in receivables                                                (1,131)           503,472             333,538
(Increase) decrease in accrued interest on short-term
    investments                                                                    5,131             29,444             (34,575)
Decrease in payables                                                             (27,615)           (38,228)            (24,608)
                                                                                 -------            -------             -------
Cash provided from (used for) operating activities                              (212,489)           314,388            (113,995)
                                                                                --------            -------            --------

CASH FLOWS PROVIDED FROM INVESTING ACTIVITIES

Net proceeds from the sale of portfolio investments                              800,897          7,003,609          10,852,639
Purchase of portfolio investments                                                      -           (175,004)            (75,000)
Net return (purchase) of short-term investments                                  948,776          3,502,495          (4,451,271)
                                                                                 -------          ---------          ----------
Cash provided from investing activities                                        1,749,673         10,331,100           6,326,368
                                                                               ---------         ----------           ---------

CASH FLOWS USED FOR FINANCING ACTIVITIES

Cash distributions to Partners                                                (1,552,300)       (10,500,000)         (6,996,000)
                                                                              ----------        -----------          ----------

Increase (decrease) in cash and cash equivalents                                 (15,116)           145,488            (783,627)
Cash and cash equivalents at beginning of period                                 579,164            433,676           1,217,303
                                                                                 -------            -------           ---------

CASH AND CASH EQUIVALENTS AT
    END OF PERIOD                                                         $      564,048     $      579,164     $       433,676
                                                                          =      =======     =      =======     =       =======

See notes to financial statements.

ML VENTURE PARTNERS I, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL
For The Years Ended September 30, 1992, 1993 and 1994


                                          Managing       Individual                         Net Unrealized
                                           General         General           Limited         Appreciation
                                           Partner        Partners          Partners        (Depreciation)           Total
Balance at September 30, 1991          $  (1,034,204)     $ 1,992       $   13,603,780      $    (676,593)     $   11,894,975
Cash distribution paid
April 27, 1992 - Note 6                            -            -           (6,996,000)                 -          (6,996,000)
Accrued cash distribution paid
October 20, 1992 - Note 6                          -            -           (3,000,000)                 -          (3,000,000)
Allocation of net
investment loss - Note 3                      (3,884)         (26)            (384,440)                 -            (388,350)
Allocation of net realized gain
on investments - Note 3                    1,295,344          329            4,931,941                  -           6,227,614
Net change in unrealized
appreciation of investments                        -            -                    -          1,267,469           1,267,469
                                                   -            -                    -          ---------           ---------
Balance at September 30, 1992          $     257,256      $ 2,295       $    8,155,281(A)   $     590,876      $    9,005,708
Cash distribution paid
January 26, 1993 - Note 6                          -            -           (3,300,000)                 -          (3,300,000)
Cash distribution paid
April 12, 1993 - Note 6                            -            -           (4,200,000)                 -          (4,200,000)
Allocation of net
investment loss - Note 3                      (1,803)         (12)            (178,485)                 -            (180,300)
Allocation of net realized
gain on investments - Note 3                 972,036          247            3,700,968                  -           4,673,251
Net change in unrealized
depreciation of investments                        -            -                    -         (1,461,303)         (1,461,303)
                                                   -            -                    -         ----------          ----------
Balance at September 30, 1993          $   1,227,489      $ 2,530       $    4,177,764(A)   $    (870,427)     $    4,537,356
Cash distribution paid
January 20, 1994 - Note 6                   (350,000)      (2,300)          (1,200,000)                 -          (1,552,300)
Allocation of net
investment loss - Note 3                      (1,889)         (12)            (186,973)                 -            (188,874)
Allocation of net realized loss
on investments - Note 3                     (119,141)         (30)            (453,623)                 -            (572,794)
Net change in unrealized
depreciation of investments                        -            -                    -            724,206             724,206
                                                   -           --                    -            -------             -------
Balance at September 30, 1994          $     756,459      $   188       $    2,337,168(A)   $    (146,221)     $    2,947,594
                                       =     =======      =   ===       =    =========      =    ========      =    =========

(A) The net asset value per Unit of limited partnership interest, including an assumed allocation of net unrealized appreciation (depreciation) of investments, is $185, $291 and $719 for the fiscal year ended September 30, 1994, 1993 and 1992, respectively. See notes to financial statements.

ML VENTURE PARTNERS I, L.P.
NOTES TO FINANCIAL STATEMENTS


1.            Organization and Purpose

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

The Partnership's objective is to realize long-term capital appreciation from its portfolio of venture capital investments. From 1982 to 1986, the Partnership assembled a portfolio of 34 venture capital investments in new and developing companies and other special investment situations. The Partnership does not engage in any other business or activity. At September 30, 1994, 31 of the 34 investments had been fully liquidated. The Partnership will not make investments in new companies and will not reinvest the proceeds from the sale of its remaining investments, except to make follow-on investments in existing companies, if necessary.

At a meeting held in October 1994,  the  Individual  General  Partners  voted to
extend  the   Partnership's   termination   date  for  an  additional   two-year
period.   As  a  result  of  this  extension,   the
Partnership must terminate no later than December 31, 1996.

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

Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the Partners for inclusion in their respective tax returns. The Partnership's net assets for financial reporting purposes differ from its net assets for tax purposes. Net unrealized depreciation of $146,221 at September 30, 1994, which was recorded for financial statement purposes, was not recognized for tax purposes. Additionally, from inception to September 30, 1994, other timing differences relating to realized losses totaling $1.6 million have been recorded on the Partnership's financial statements but have not yet been reflected as realized losses for tax purposes.

Statements of Cash Flows - The Partnership considers its interest-bearing cash account to be cash equivalents.

ML VENTURE PARTNERS I, L.P.
NOTES TO FINANCIAL STATEMENTS


3.            Allocation of Partnership Profits and Losses

The Partnership Agreement provides that the Managing General Partner will be allocated, on a cumulative basis over the life of the Partnership, 20% of net realized capital gains or 10% of net realized capital losses. The Partnership's net realized gains or losses in excess of this allocation to the Managing General Partner, as well as all other income, losses, deductions and credits, if any, will be allocated among all the Partners, including the Managing General Partner, in the proportion of their capital contributions to the Partnership. For the period from October 15, 1982 (commencement of operations) to September 30, 1994, the Partnership had a cumulative net realized gain of $20 million.

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

6.            Cash Distributions

Cash distributions paid during fiscal 1994, 1993 and 1992 and cumulative cash distributions paid from inception through September 30, 1994 are listed below:

    Date                            Date                       General                      Limited                  Per
Approved                            Paid                      Partners                     Partners              $5,000 Unit
- --------                            ----                      --------                     --------              -----------
2/4/92                             4/27/92                 $           0              $     6,996,000             $    583
7/30/92                           10/20/92                             0                    3,000,000                  250
11/4/92                            1/26/93                             0                    3,300,000                  275
2/8/93                             4/12/93                             0                    4,200,000                  350
11/3/93                            1/20/94                       352,000                    1,200,000                  100
Cumulative totals                                          $   3,960,000              $    69,000,000             $  5,750

ML VENTURE PARTNERS I, L.P.                                         SCHEDULE I
SHORT-TERM INVESTMENTS





Name of Issuer                                          Principal Amount              Original Cost            Carrying Value

BANKER'S ACCEPTANCE AT
   SEPTEMBER 30, 1993 -

Bank Nationale De Paris                                $    954,900                 $    948,776             $    953,907
                                                       =    =======                 =    =======             =    =======

Item 9.       Disagreements on Accounting and Financial Disclosure.

None

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant.

The Partnership

GENERAL PARTNERS

The five General Partners of the Partnership are responsible for the management and administration of the Partnership. The General Partners consist of four Individual General Partners and the Managing General Partner. As required by the Investment Company Act of 1940 (the "Investment Company Act"), a majority of the General Partners must be individuals who are not "interested persons" of the Partnership as defined in the Investment Company Act. In 1982, the Securities and Exchange Commission ("SEC") issued an order declaring that the three independent General Partners of the Partnership, Cornelius H. Borman, Jr., Eric
M. Javits and William M. Kelly (the "Independent General Partners"), are not "interested persons" of the Partnership as defined in the Investment Company Act solely by reason of their being general partners of the Partnership. The Managing General Partner and the four Individual General Partners will serve as General Partners until successors have been elected or until their earlier resignation or removal.

The Individual General Partners have full authority over the management of the Partnership and provide overall guidance and supervision with respect to the operations of the Partnership and perform the various duties imposed on the directors of business development companies by the Investment Company Act. In addition to general fiduciary duties, the Individual General Partners, among other things, supervise the management arrangements of the Partnership and supervise the activities of the Managing General Partner.

The Managing General Partner, subject to the supervision of the Individual General Partners, has exclusive power and authority to manage and control the Partnership's venture capital investments. Subject to the supervision of the Individual General Partners, the Managing General Partner is authorized to make all decisions regarding the Partnership's venture capital investment portfolio including, among other things, authority to find, evaluate, structure, monitor and liquidate such investments and to provide, or arrange for the provision of, managerial assistance to the portfolio companies in which the Partnership invests.

Individual General Partners

Cornelius H. Borman, Jr. (1)
23 Smith Street
Chappaqua, New York 10514
Age 79
Individual General Partner since 1982
Units of the Partnership beneficially owned at December 15, 1994 - None (3)
         Investment  Adviser with  Rockefeller  Family & Associates from 1952 to
         1980;  General  Partner  of  Venrock  Associates,   a  venture  capital
         partnership formed by the Rockefeller family, from 1969 to 1980.

Eric M. Javits (1)
1345 Avenue of the Americas
New York, New York 10105
Age 63
Individual General Partner since 1982
Units of the Partnership beneficially owned at December 15, 1994 - None (3)
         Senior counsel to Robinson, Brog, Leinwand, Reich, Genovese & Gluck, P.C. since 1994; Consultant to the United States Department of State from 1989 to 1990; Member of the law firm of Robinson, Brog, Leinwand, Reich, Genovese & Gluck, P.C. and its predecessor firms from 1958 to 1989 and a senior partner of such firm from 1964 to 1989.

William M. Kelly (1)
40 Wall Street
New York, New York 10005
Age 50
Individual General Partner since 1982
Units of the Partnership beneficially owned at December 15, 1994 - One (3)
         Associate of William T. Golden, Corporate Director and Trustee, since 1980; Vice President of National Aviation and Technology Company, a registered investment company, from 1977 to 1980; Individual General Partner of ML Venture Partners II, L.P.

Kevin K. Albert (2)
World Financial Center
North Tower
New York, New York 10281-1327
Age 42
Individual General Partner since 1991
Units of the Partnership beneficially owned at December 15, 1994 - None (3)
         President of the Management Company; Managing Director of Merrill Lynch & Co. Investment Banking Division ("MLIBK") since 1988; Vice President of MLIBK from 1983 to 1988.

(1)      Member of Audit Committee of the Individual General Partners.
(2)      Interested person, as defined in the Investment Company Act.
(3) Messrs. Borman, Javits and Kelly have each contributed $1,000 to the capital of the Partnership. Mr. Albert succeeded to the interest of a former Individual General Partner who contributed $1,000 to the capital of the Partnership.

The Managing General Partner

Merrill Lynch Venture Capital Co., L.P. (the "Managing General Partner") is a limited partnership organized on February 12, 1982 under the laws of the State of New York. The Managing General Partner maintains its principal office at North Tower, World Financial Center, New York, New York 10281-1327. The Managing General Partner has acted as the managing general partner of the Partnership since the Partnership commenced operations on October 15, 1982. The Managing General Partner is engaged in no other activities at the date hereof.

The general partner of the Managing General Partner is Merrill Lynch Venture Capital Inc. (the "Management Company"). Information concerning the Management Company is set forth below under the Management Company.

The Partnership Agreement obligates the Managing General Partner to contribute cash to the capital of the Partnership so that the Managing General Partner's capital contribution at all times will be equal to one percent (1%) of the aggregate capital contributions of all Partners of the Partnership. The Managing General Partner has contributed $606,102 to the capital of the Partnership.

The Management Company
Merrill Lynch Venture Capital Inc. (the "Management Company") has served as the management company for the Partnership since the Partnership commenced operations. The Management Company performs, or arranges for others to perform, the management and administrative services necessary for the operation of the partnership pursuant to a Management Agreement, dated as of July 12, 1982, between the Partnership and the Management Company.

The Management Company is an indirect subsidiary of Merrill Lynch & Co., Inc. The Management Company, which was incorporated under Delaware law on January 25, 1982, maintains its principal office at North Tower, World Financial Center, New York, New York 10281-1327. Set forth below is information concerning the directors and officers of the Management Company. Unless otherwise noted, the address of each such person is in North Tower, World Financial Center, New York, New York, 10281-1327.

Kevin K. Albert
Director, President
Age 42
Officer or Director since 1990
         Managing Director of MLIBK since 1988; Vice President of MLIBK from 1983 to 1988.

Robert F. Aufenanger
Director, Executive Vice President
Age 41
Officer or Director since 1990
         Vice President of Merrill Lynch & Co. Corporate Strategy, Credit and Research and Director of the Partnership Management Group since 1991; Director of MLIBK from 1990 to 1991; Vice President of MLIBK from 1984 to 1990.

Robert W. Seitz
Director, Vice President
Age 48
Officer or Director since 1993
         First Vice President of Merrill Lynch & Co. Corporate Strategy, Credit and Research and a Managing Director within the Corporate Credit Division of Merrill Lynch since 1987.

Joseph W. Sullivan
Treasurer
Age 37
Officer or Director since 1993
         Vice  President of MLIBK since 1994;  Assistant Vice President of MLIBK
         from  1993  to  1994;   Controller  in  the  Partnership  Analysis  and
         Management Department of MLIBK from 1990 to 1993; Assistant Vice President of Standard & Poors Corporation from 1988 to 1990.

The directors of the Management Company will serve as directors until the next annual meeting of stockholders and until their successors are elected and qualify. The officers of the Management Company will hold office until the next annual meeting of the Board of Directors of the Management Company and until their successors are elected and qualify.

There are no family relationships among any of the Individual General Partners of the Partnership and the officers and directors of the Management Company.

Item 11.      Executive Compensation.

Compensation - The Partnership pays each Independent General Partner an annual fee of $15,000 in quarterly installments, $1,000 per meeting of the General Partners attended ($500 if a committee meeting is held on the same day as a meeting of the General Partners) and pays all non-interested Individual General Partners' actual out-of-pocket expenses relating to attendance at meetings. The Independent General Partners receive $1,000 for each meeting of the audit committee attended ($500 if the audit committee meeting is held on the same day as a meeting of the General Partners). The aggregate fees and expenses paid by the Partnership to the Independent General Partners for the fiscal years ended September 30, 1994, 1993 and 1992 totaled $63,000, $66,000 and $66,592, respectively.

Allocations and Distributions - The profits and losses of the Partnership are determined and allocated as of the end of and within sixty days after the end of each fiscal year. The Managing General Partner is allocated the Partnership's net realized capital gains or losses, as the case may be, for such year so that it receives (i) 20% of the Partnership's net capital gains calculated on a cumulative basis over the life of the Partnership through such year, if the Partnership has generated net realized capital gains on such cumulative basis through such year or (ii) 10% of the Partnership's net capital losses calculated on a cumulative basis over the life of the Partnership through such year, if the Partnership has generated net realized capital losses on such cumulative basis through such year. Such allocation is referred to herein as the "Managing General Partner's Allocation". The Partnership's net realized capital gains or losses in excess of the Managing General Partner's Allocation and all other profits and losses, including interest or other income on funds not invested in venture capital investments are allocated among all the Partners of the Partnership (including the Managing General Partner) in proportion to their capital contributions. Distributions to the Managing General Partner are not made to the extent that the net realized gains allocated to the Managing General Partner are offset by an amount equal to 20% of the net unrealized losses of the Partnership determined as of the end of the fiscal year for which such distributions were made.

For its fiscal year ended September 30, 1994, the Partnership had a net realized loss from its portfolio investments of $572,794. In accordance with the allocation procedure described above, the Managing General Partner was allocated $119,141 of such realized loss. For its fiscal year ended September 30, 1993, the Partnership had a net realized gain from its portfolio investments of $4,673,251. In accordance with the allocation procedure described above, the Managing General Partner was allocated $972,036 of such realized gain. For its fiscal year ended September 30, 1992, the Partnership had a net realized gain from its portfolio investments of $6,227,614. In accordance with the allocation procedure described above, the Managing General Partner was allocated $1,295,344 of such realized capital gain. The General Partners declared a cash distribution totaling $1.2 million payable to Limited Partners of record during the fiscal year ended September 30, 1994. The General Partners also received a distribution totaling $352,300 during fiscal 1994. The General Partners declared two cash distributions totaling $7.5 million payable to Limited Partners of record during the fiscal year ended September 30, 1993. The General Partners declared two cash distributions totaling $10 million to Limited Partners of record during the fiscal year ended September 30, 1992.

Management Fee - The Management Agreement provides that as compensation for its services to the Partnership, the Management Company will receive a fee at the annual rate of 2% of the amount of the net assets of the Partnership. Such fee is determined and payable quarterly on the basis of the net assets of the Partnership at the end of each calendar quarter. For the fiscal years ended September 30, 1994, 1993 and 1992, management fees earned by the Management Company aggregated $61,000, $110,000 and $286,000, respectively.

Item 12.      Security Ownership of Certain Beneficial Owners and Management.

The information concerning the security ownership of the Individual General Partners set forth in Item 10 under the subcaption "Individual General Partners" is incorporated herein by reference.

As of December 15, 1994, no person or group is known by the Partnership to be the beneficial owner of more than 5 percent of the Units. Mr. Kelly, an Individual General Partner of the Partnership, owns one Unit or less than one percent of the total Units outstanding. The Individual General Partners and the directors and officers of the Management Company own as a group one Unit or less than one percent of the total Units outstanding.

The Partnership is not aware of any arrangement which may result, at a subsequent date, in a change of control of the Partnership.

Item 13.      Certain Relationships and Related Transactions.

Kevin K. Albert, a Director and President of the Management Company and a Managing Director of MLIBK, joined Merrill Lynch in 1981. Robert F. Aufenanger, a Director and Executive Vice President of the Management Company, a Vice President of Merrill Lynch & Co. Corporate Strategy, Credit and Research and a Director of the Partnership Management Department, joined Merrill Lynch in 1980. Robert W. Seitz, a Director and Vice President of the Management Company, a First Vice President of Merrill Lynch & Co. Corporate Strategy, Credit and Research and a Managing Director within the Corporate Credit Division of Merrill Lynch, joined Merrill Lynch in 1981. Joseph W. Sullivan, a Treasurer of the Management Company and a Controller in the Partnership Analysis and Management Department, joined Merrill Lynch in 1990. From 1988 to 1990, Mr. Sullivan was an Assistant Vice President with Standard & Poor's Debt Rating Group.

Item 14.      Exhibits, Financial Statements, Schedules and Reports on Form 8-K.

(a)                 1.     Financial Statements

                    Balance Sheets as of September 30, 1994 and 1993

                    Schedule of Portfolio Investments as of September 30, 1994 Schedule of Portfolio Investments as of September 30, 1993

                    Statements of Operations  for the Years Ended  September 30,
                         1994, 1993 and 1992

                    Statements of Cash Flows for the Years Ended  September  30,
                         1994, 1993 and 1992

                    Statement of Changes in Partners' Capital for the Year Ended September 30, 1994 Statement of Changes in Partners' Capital for the Year Ended September 30, 1993 Statement of Changes in Partners' Capital for the Year Ended September 30, 1992

                    Notes to Financial Statements

                    Schedule I - Short-Term Investments at September 30, 1993

             2. All schedules, except for Schedule I, are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or the notes thereto.

             3.     Exhibits

                    (3) Amended and Restated Certificate and Agreement of Limited Partnership of the Partnership, dated as of February 12, 1982 and amended through October 6, 1982.*

                    (10) Management  Agreement dated as of July 12, 1982 between the Partnership and the Management Company.*

                    (27)     Financial Data Schedule.

                    (28) (a) Prospectus of the Partnership  dated June 18,
                             1982 filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933, as supplemented by supplements thereto dated July 13, 1982 and September 28, 1982, filed pursuant to Rule 424(c) under the Securities Act of 1933.*

                    (28) (b) Custody  Agreement  dated May 31, 1983  between the
                             Partnership and Chemical Bank.**

(b) No reports on Form 8-K have been filed during the fourth quarter of the fiscal year covered by this report.

- -----------------------------

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

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 7th day of December.

         ML VENTURE PARTNERS I, L.P.


By:      /s/    Kevin K. Albert
         Kevin K. Albert
         General Partner


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities indicated on the 7th day of December.


By:      Merrill Lynch Venture Capital Co., L.P.                     By:     /s/    Eric M. Javits
         its Managing General Partner                                        Eric M. Javits
                                                                             General Partner
By:      Merrill Lynch Venture Capital Inc.                                  ML Venture Partners I, L.P.
         its General Partner


By:      /s/    Kevin K. Albert                                      By:     /s/    William M. Kelly
         ----------------------                                              -----------------------
         Kevin K. Albert                                                     William M. Kelly
         President                                                           General Partner
         (Principal Executive Officer)                                       ML Venture Partners I, L.P.


By:      /s/    Joseph W. Sullivan                                   By:     /s/    Cornelius H. Borman, Jr.
         Joseph W. Sullivan                                                  Cornelius H. Borman, Jr.
         Treasurer                                                           General Partner
         (Principal Financial and Accounting Officer)                        ML Venture Partners I, L.P.

                                 Exhibit Index


Exhibits                                                                  Page

(3) Amended and Restated Certificate and Agreement of Limited Partnership of the Partnership, dated as of February 12, 1982 and amended through October 6, 1982.*

(10) Management Agreement dated as of July 12, 1982 between the Partnership and the Management Company.*

(27) Financial Data Schedule.

(28) (a) Prospectus of the Partnership dated June 18, 1982 filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933, as supplemented by supplements thereto dated July 13, 1982 and September 28, 1982, filed pursuant to Rule 424(c) under the Securities Act of 1933.*

(28) (b) Custody Agreement dated May 31, 1983 between the Partnership and Chemical Bank.**



*        Incorporated  by reference to the  Partnership's  Annual Report on Form
         10-K for the fiscal year ended September 30, 1982 filed with the Securities and Exchange Commission on December 29, 1982.

** Incorporated by reference to the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 1983 filed with the Securities and Exchange Commission on August 15, 1983.