Form 10-Q
period 1994-12-31
ML VENTURE PARTNERS I L P /DE/
filed 1995-02-07
CIK 700607

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended December 31, 1994

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


PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Balance Sheets as of December 31, 1994 (Unaudited) and September 30, 1994

Schedule of Portfolio Investments as of December 31, 1994 (Unaudited)

Statements of Operations for the Three Months Ended December 31, 1994 and 1993 (Unaudited)

Statements of Cash Flows for the Three Months Ended December 31, 1994 and 1993 (Unaudited)

Statement of Changes in Partners' Capital for the Three Months Ended December 31, 1994 (Unaudited)

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

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

ML VENTURE PARTNERS I, L.P.
BALANCE SHEETS

                                                                                December 31, 1994           September 30,
                                                                                       (Unaudited)                 1994
ASSETS

Investments - Note 2
    Portfolio investments, at fair value
       (cost $2,502,437 at December 31, 1994 and
       $2,572,769 at September 30, 1994)                                             $     2,385,704          $     2,426,548
    Short-term investments, at amortized cost                                                497,934                        -
Cash and cash equivalents                                                                    109,053                  564,048
Accrued interest receivable                                                                    1,131                    1,131
                                                                                               -----                    -----

TOTAL ASSETS                                                                         $     2,993,822          $     2,991,727
                                                                                     =     =========          =     =========

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

Accounts payable                                                                     $        15,180          $        12,071
Due to Management Company - Note 4                                                            14,807                   14,812
Due to Independent General Partners - Note 5                                                  17,250                   17,250
                                                                                              ------                   ------
    Total liabilities                                                                         47,237                   44,133
                                                                                              ------                   ------

Partners' Capital:

Managing General Partner                                                                     762,622                  756,459
Individual General Partners                                                                      186                      188
Limited Partners (12,000 Units)                                                            2,300,510                2,337,168
Unallocated net unrealized depreciation of investments - Note 2                             (116,733)                (146,221)
                                                                                            --------                 --------
    Total partners' capital                                                                2,946,585                2,947,594
                                                                                           ---------                ---------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                              $     2,993,822          $     2,991,727
                                                                                     =     =========          =     =========


See notes to financial statements.

ML VENTURE PARTNERS I, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
December 31, 1994

ACTIVE PORTFOLIO INVESTMENTS:

                                                                        Initial Investment
Company / Position                                                             Date                Cost              Fair Value
Acuity Imaging, Inc.(A)(B)
75,311 shares of Common Stock                                              Aug. 1985           $     529,668      $     423,248
- -----------------------------                                              ---------           -     -------      -     -------
Alpharel, Inc.(A)
6% Promissory Note due 9/24/95                                             Apr. 1984                 146,852            146,852
- ------------------------------                                             ---------                 -------            -------
Inference Corporation*
951,671 shares of Preferred Stock                                          Feb. 1984               1,820,983          1,808,670
Warrants to purchase 30,000 shares of Preferred Stock
    at $1.05 per share expiring on 12/16/97                                                                0              2,000
Warrants to purchase 41,959 shares of Preferred Stock
    at $1.00 per share expiring on 4/19/99                                                             4,934              4,934
    --------------------------------------                                                             -----              -----

TOTALS FROM ACTIVE PORTFOLIO INVESTMENTS                                                       $   2,502,437      $   2,385,704
                                                                                               =   =========      =   =========


SUPPLEMENTAL INFORMATION: LIQUIDATED PORTFOLIO INVESTMENTS(C)

                                                                                                 Net
                                                                            Cost            Realized Gain                Return
TOTALS FROM LIQUIDATED PORTFOLIO
INVESTMENTS(D)                                                         $   52,172,492       $   19,998,453      $    72,170,945
                                                                       =   ==========       =   ==========      =    ==========

                                                                                            Combined Net               Combined
                                                                                           Unrealized and            Fair Value
                                                                            Cost            Realized Gain            and Return
TOTALS FROM ACTIVE AND LIQUIDATED
PORTFOLIO INVESTMENTS                                                  $   54,674,929       $   19,881,720      $    74,556,649
                                                                       =   ==========       =   ==========      =    ==========

(A)    Public company
(B) During December 1994, the Partnership sold 10,000 shares of Acuity Imaging, Inc. common stock for $81,000, realizing a gain of $11,000. Subsequent to the end of the quarter, in January 1995, the Partnership sold 10,000 shares of Acuity for $80,000, realizing a gain of $10,000.
(C) Amounts provided for "Supplemental Information: Liquidated Portfolio Investments" are cumulative from inception through December 31, 1994.
(D) During December 1994, the Partnership sold 150,000 common shares of DTC Data Technology Corporation, a portfolio investment previously written-off, for $22,000, realizing a gain of $22,000.
* Company may be deemed an affiliated person of the Partnership as defined in the Investment Company Act of 1940.
See notes to financial statements.

ML VENTURE PARTNERS I, L.P.
STATEMENTS OF OPERATIONS (UNAUDITED)
For the Three Months Ended December 31,


                                                                                                  1994                 1993
                                                                                                  ----                 ----
INVESTMENT INCOME AND EXPENSES

    Interest income                                                                            $     6,800         $     15,097
                                                                                               -     -----         -     ------

    Expenses:

    Management fee - Note 4                                                                         14,807               14,795
    Professional fees                                                                               30,316               24,504
    Mailing and printing                                                                             6,925                7,200
    Independent General Partners' fees - Note 5                                                     17,250               17,250
    Custodial fees                                                                                     417                  800
    Miscellaneous                                                                                      250                  250
                                                                                                       ---                  ---
    Total expenses                                                                                  69,965               64,799
                                                                                                    ------               ------

NET INVESTMENT LOSS                                                                                (63,165)             (49,702)

Net realized gain from investments sold and written-off                                             32,668                6,803
                                                                                                    ------                -----

NET REALIZED LOSS FROM OPERATIONS
    (allocable to Partners) - Note 3                                                               (30,497)             (42,899)

Net change in unrealized appreciation or depreciation of investments                                29,488                1,995
                                                                                                    ------                -----

NET DECREASE IN NET ASSETS RESULTING FROM
    OPERATIONS                                                                                 $    (1,009)        $    (40,904)
                                                                                               =    ======         =    =======


See notes to financial statements.

ML VENTURE PARTNERS I, L.P.
STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Three Months Ended December 31,


                                                                                                  1994                 1993
                                                                                                  ----                 ----
CASH FLOWS USED FOR OPERATING ACTIVITIES

Net investment loss                                                                           $    (63,165)        $    (49,702)

Adjustments  to  reconcile  net  investment  loss to  cash  used  for  operating activities:
Increase in receivables                                                                                  -               (1,131)
Increase in accrued interest on short-term investments                                                (248)              (3,627)
Increase (decrease) in payables                                                                      3,104               (7,209)
                                                                                                     -----               ------
Cash used for operating activities                                                                 (60,309)             (61,669)
                                                                                                   -------              -------

CASH FLOWS PROVIDED FROM (USED FOR) INVESTING
    ACTIVITIES

Net proceeds from the sale of portfolio investments                                                103,000              380,141
Net purchase of short-term investments                                                            (497,686)            (340,558)
                                                                                                  --------             --------
Cash provided from (used for) investing activities                                                (394,686)              39,583
                                                                                                  --------               ------

Decrease in cash and cash equivalents                                                             (454,995)             (22,086)
Cash and cash equivalents at beginning of period                                                   564,048              579,164
                                                                                                   -------              -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                    $    109,053         $    557,078
                                                                                              =    =======         =    =======


See notes to financial statements.

ML VENTURE PARTNERS I, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)
For the Three Months Ended December 31, 1994


                                                                                              Unallocated
                                        Managing        Individual                       Net Unrealized
                                         General          General          Limited          Depreciation of
                                         Partner         Partners         Partners            Investments            Total
Balance at beginning of
period                                $    756,459        $  188       $    2,337,168        $    (146,221)     $     2,947,594

Net investment loss                           (632)           (4)             (62,529)                   -              (63,165)

Net realized gain from
investments                                  6,795             2               25,871                    -               32,668

Net change in unrealized
depreciation of investments                      -             -                    -               29,488               29,488
                                                 -             -                    -               ------               ------

Balance at end of period              $    762,622        $  186       $    2,300,510(A)     $    (116,733)     $     2,946,585
                                      =    =======        =  ===       =    =========        =    ========      =     =========


(A) The net asset value per Unit of limited partnership interest, including an assumed allocation of net unrealized depreciation, is $184. Each Unit represents an original capital contribution of $5,000. Cumulative cash distributions paid through December 31, 1994 total $5,750 per Unit.

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

The Partnership's objective is to realize long-term capital appreciation from its portfolio of venture capital investments. From 1982 to 1986, the Partnership assembled a portfolio of 34 venture capital investments in new and developing companies and other special investment situations. The Partnership does not engage in any other business or activity. At December 31, 1994, 31 of the 34 investments had been fully liquidated. The Partnership will not make investments in new companies and will not reinvest the proceeds from the sale of its remaining investments, except to make follow-on investments in existing companies, if necessary.

At a meeting held in October 1994, the Individual General Partners voted to extend the Partnership's termination date for an additional two-year period. As a result of this extension, the Partnership must terminate no later than December 31, 1996.

2.       Significant Accounting Policies
Valuation of Investments - Portfolio investments are carried at cost until significant developments affecting an investment provide a basis for valuation. Thereafter, portfolio investments are carried at fair value as determined quarterly by the Managing General Partner under the supervision of the Individual General Partners. The venture capital portfolio investments held by the Partnership involve a high degree of business and financial risk that can result in substantial losses. The Managing General Partner considers such risks in determining the valuation of the Partnership's portfolio investments. Short-term investments are carried at amortized cost which approximates market. Investment Transactions - Investment transactions are recorded on the accrual method. Portfolio investments are recorded on the trade date, the date on which the Partnership obtains an enforceable right to demand the securities or payment therefor. Realized gains and losses on investments sold are computed on a specific identification basis. Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the Partners for inclusion in their respective tax returns. The Partnership's net assets for financial reporting purposes differ from its net assets for tax purposes. Net unrealized depreciation of $116,733 at December 31, 1994, which was recorded for financial statement purposes, was not recognized for tax purposes. Additionally, from inception to December 31, 1994, other timing differences relating to realized losses totaling $1.3 million have been recorded on the Partnership's financial statements but have not yet been reflected as realized losses for tax purposes. Statements of Cash Flows - The Partnership considers its interest-bearing cash account to be cash equivalents.

ML VENTURE PARTNERS I, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


3.       Allocation of Partnership Profits and Losses

The Partnership Agreement provides that the Managing General Partner will be allocated, on a cumulative basis over the life of the Partnership, 20% of net realized capital gains or 10% of net realized capital losses. The Partnership's net realized gains or losses in excess of this allocation to the Managing General Partner, as well as all other income, losses, deductions and credits, if any, will be allocated among all the Partners, including the Managing General Partner, in the proportion of their capital contributions to the Partnership. For the period from October 15, 1982 (commencement of operations) to December 31, 1994, the Partnership had cumulative net realized capital gains of $20 million.

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

6.       Interim Financial Statements

In the opinion of Merrill Lynch Venture Capital Co., L.P., the managing general partner of the Partnership, the unaudited financial statements as of December 31, 1994, and for the three month period then ended, reflect all adjustments necessary for the fair presentation of the results of the interim period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
During its first four years of operations, from 1982 to 1986, the Partnership completed the selection of its 34 portfolio investments. During that time, the Partnership invested a majority of the $54.7 million of net proceeds received from its 1982 public offering. From 1986 to 1993, the Partnership made additional follow-on investments in several portfolio companies. The Partnership has fully invested its original net proceeds and will not make additional investments in new portfolio companies. Additionally, the Partnership does not expect to make additional follow-on investments in any of its remaining portfolio companies. The Partnership did not make any follow-on investments during the three months ended December 31, 1994.

At December 31, 1994, 31 of the Partnership's 34 portfolio investments had been fully liquidated and two of its remaining three investments were partially liquidated. Portfolio investments liquidated through December 31, 1994 had a cost of $52.2 million and returned $72.2 million, for a cumulative net realized gain of $20 million. Generally, all cash received from the sale of portfolio investments, after an adequate reserve for operating expenses, is distributed to Partners as soon as practicable after receipt. From its inception through December 31, 1994, the Partnership has made cash distributions to Partners totaling $73 million, primarily representing proceeds received from the sale of portfolio investments.

At December 31, 1994, the Partnership held $607,000 in cash and short-term investments; $498,000 in short-term investments with maturities of less than one year and $109,000 in an interest bearing cash account. Funds needed to cover future operating expenses and follow-on investments, if any, will be obtained from the Partnership's existing cash reserves and from the sale of the remaining portfolio investments.

At a meeting held on October 26, 1994, the Individual General Partners voted to extend the Partnership's termination date for an additional two-year period. This is the final extension available under the Partnership Agreement. As a result, the Partnership must terminate no later than December 31, 1996.

Results of Operations
For the three months ended December 31, 1994 and 1993, the Partnership had a net realized loss from operations of $30,000 and $43,000, respectively. Net realized gain or loss from operations is comprised of 1) net realized gains or losses from portfolio investments and 2) net investment income or loss.

Realized Gains and Losses from Portfolio Investments - The Partnership had a $33,000 net realized gain from portfolio investments sold during the three months ended December 31, 1994. In December 1994, the Partnership sold 10,000 common shares of Acuity Imaging, Inc. in the public market for $81,000, realizing a gain of $11,000. Additionally in December 1994, the Partnership sold 150,000 common shares of DTC Data Technology Corporation, a portfolio investment previously written-off, for $22,000, realizing a gain of $22,000.

For the three months ended December 31, 1993, the Partnership sold 45,000 common shares of Alpharel, Inc. in the public market for $66,000, realizing a gain of $7,000.

Investment Income and Expenses - Net investment loss (investment income less operating expenses) for the three months ended December 31, 1994 and 1993 was $63,200 and $49,700, respectively. The increase in net investment loss primarily resulted from an $8,300 decline in interest income from $15,100 in 1993 to $6,800 in 1994 and a $5,800 increase in professional fees from $24,500 in 1993 to $30,300 in 1994. The decline in interest income for the 1994 period compared to the 1993 period was due to a reduction in interest earned from the Partnership's short-term investments. This reduction resulted from a decrease in cash available for investment in short-term securities for the 1994 period. Professional fees increased during the 1994 period compared to the 1993 period due to increased liquidation activities during the 1994 period.

The Management Company receives a management fee at the annual rate of 2% of the net assets of the Partnership. Such fee is determined and payable on the basis of the Partnership's net assets at the end of each calendar quarter. The management fee for the three months ended December 31, 1994 and 1993 was $15,000 for each period. The management fee will decline in future periods as the Partnership's remaining portfolio investments are liquidated and cash distributions to Partners are approved. The management fee and other expenses incurred directly by the Partnership are paid with funds provided from operations. Funds provided from operations are obtained from interest earned from short-term investments and proceeds received from the sale of portfolio investments.

Unrealized Gains and Losses and Changes in Unrealized Appreciation or Depreciation of Investments - For the three months ended December 31, 1994, the Partnership had an unrealized gain from its portfolio investments of $13,600 resulting from the increased public market price of the common stock of Acuity Imaging. Additionally during the period, the Partnership reversed unrealized loss reserves of $15,900 as a result of selling Acuity shares, as discussed above. As a result, the Partnership's net unrealized depreciation of investments declined $29,500 for the period.

For the three months ended December 31, 1993, the Partnership had a net unrealized gain from its portfolio investments of $3,000, primarily resulting from an upward revaluation of its investment in Alpharel. Additionally during the period, the Partnership transferred $1,000 from unrealized gain to realized gain as a result of selling Alpharel shares, as discussed above. As a result, the Partnership's net unrealized depreciation of investments declined $2,000 for the period.

Net Assets - Changes to net assets resulting from operations are comprised of 1) net realized gain or loss from operations and 2) net changes in unrealized appreciation or depreciation of investments. For the three months ended December 31, 1994 and 1993, the Partnership's net assets from operations decreased $1,000 and $41,000, respectively.

At December 31, 1994, the Partnership's net assets were $2,947,000, down $1,000 from $2,948,000 at September 30, 1994. This decrease resulted from the $1,000 net decrease in net assets resulting from operations comprised of a $62,000 increase in net assets from portfolio transactions offset by a $63,000 net investment loss for the period.

At December 31, 1993, the Partnership's net assets were $2.9 million, down $1.6 million from $4.5 million at September 30, 1993. This decrease resulted from the $1,552,000 accrued cash distribution paid to Partners during January 1994 and the $41,000 net decrease in net assets resulting from operations for the period.

Gains and losses from investments are allocated to the Partners' capital accounts when realized in accordance with the Partnership Agreement (see Note 3 of Notes to Financial Statements). However, for purposes of calculating the net asset value per Unit, net unrealized appreciation or depreciation of investments has been included as if it had been realized and allocated to the Limited Partners in accordance with the Partnership Agreement. Pursuant to such calculation, the net asset value per $5,000 Unit at December 31, 1994 and September 30, 1994 was $184 and $185, respectively.

Cumulative cash distributions paid to Limited Partners from the inception of the Partnership to December 31, 1994 total $69 million, or $5,750 per $5,000 Unit.

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

Item 5.       Other Information.

None.

Item 6.       Exhibits and Reports on Form 8-K.

             (a)               Exhibits

                    (3) Amended and Restated Certificate and Agreement of Limited Partnership of the Partnership, dated as of February 12, 1982, and amended through October 6, 1982.*

                    (10) Management  Agreement dated as of July 12, 1982 between the Partnership and the Management Company.*

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


- ------------------------------

* Incorporated by reference to the Partnership's Annual Report on Form 10-K for the three months ended September 30, 1982 filed with the Securities and Exchange Commission on December 29, 1982.

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


Date:    February 6, 1995

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

- -----------------------

* Incorporated by reference to the Partnership's Annual Report on Form 10-K for the three months ended September 30, 1982 filed with the Securities and Exchange Commission on December 29, 1982.

** Incorporated by reference to the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 1983 filed with the Securities and Exchange Commission on August 15, 1983.