Form 10-Q
period 1995-03-31
ML VENTURE PARTNERS I L P /DE/
filed 1995-05-12
CIK 700607

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 1995

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


PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Balance Sheets as of March 31, 1995 (Unaudited) and September 30, 1994

Schedule of Portfolio Investments as of March 31, 1995 (Unaudited)

Statements of Operations for the Three and Six Months Ended March 31, 1995 and 1994 (Unaudited)

Statements of Cash Flows for the Three Months Ended March 31, 1995 and 1994 (Unaudited)

Statement of Changes in Partners' Capital for the Three Months Ended March 31, 1995 (Unaudited)

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

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

ML VENTURE PARTNERS I, L.P.
BALANCE SHEETS

                                                                                     March 31, 1995         September 30,
                                                                                       (Unaudited)                 1994
ASSETS

Investments - Note 2
    Portfolio investments, at fair value
       (cost $2,291,443 at March 31, 1995 and
       $2,572,769 at September 30, 1994)                                             $     2,330,381          $     2,426,548
Cash and cash equivalents                                                                    838,988                  564,048
Receivable from securities sold                                                               40,000                        -
Accrued interest receivable                                                                    1,728                    1,131
                                                                                               -----                    -----

TOTAL ASSETS                                                                         $     3,211,097          $     2,991,727
                                                                                     =     =========          =     =========

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

Accounts payable                                                                     $        23,028          $        12,071
Due to Management Company - Note 4                                                            15,869                   14,812
Due to Independent General Partners - Note 5                                                  14,250                   17,250
                                                                                              ------                   ------
    Total liabilities                                                                         53,147                   44,133
                                                                                              ------                   ------

Partners' Capital:

Managing General Partner                                                                     786,819                  756,459
Individual General Partners                                                                      188                      188
Limited Partners (12,000 Units)                                                            2,332,005                2,337,168
Unallocated net unrealized appreciation (depreciation)
    of investments - Note 2                                                                   38,938                 (146,221)
                                                                                              ------                 --------
    Total partners' capital                                                                3,157,950                2,947,594
                                                                                           ---------                ---------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                              $     3,211,097          $     2,991,727
                                                                                     =     =========          =     =========


See notes to financial statements.

ML VENTURE PARTNERS I, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
March 31, 1995

ACTIVE PORTFOLIO INVESTMENTS:

                                                                        Initial Investment
Company / Position                                                             Date                Cost              Fair Value
Acuity Imaging, Inc.(A)(B)
45,311 shares of common stock                                              Aug. 1985           $     318,674      $     367,925
- -----------------------------                                              ---------           -     -------      -     -------
Alpharel, Inc.(A)
6% promissory note due 9/24/95                                             Apr. 1984                 146,852            146,852
- ------------------------------                                             ---------                 -------            -------
Inference Corporation*
951,671 shares of preferred stock                                          Feb. 1984               1,820,983          1,808,670
Warrants to purchase 30,000 shares of preferred stock
    at $1.05 per share, expiring on 12/16/97                                                               0              2,000
Warrants to purchase 41,959 shares of preferred stock
    at $1.00 per share, expiring on 4/19/99                                                            4,934              4,934
    ---------------------------------------                                                            -----              -----

TOTALS FROM ACTIVE PORTFOLIO INVESTMENTS                                                       $   2,291,443      $   2,330,381
                                                                                               =   =========      =   =========



SUPPLEMENTAL INFORMATION: LIQUIDATED PORTFOLIO INVESTMENTS(C)

                                                                                                 Net
                                                                            Cost            Realized Gain                Return
TOTALS FROM LIQUIDATED PORTFOLIO
INVESTMENTS(D)                                                         $   52,383,486       $   20,117,847      $    72,501,333
                                                                       =   ==========       =   ==========      =    ==========

                                                                                            Combined Net               Combined
                                                                                           Unrealized and            Fair Value
                                                                            Cost            Realized Gain            and Return
TOTALS FROM ACTIVE AND LIQUIDATED
PORTFOLIO INVESTMENTS                                                  $   54,674,929       $   20,156,785      $    74,831,714
                                                                       =   ==========       =   ==========      =    ==========

(A)    Public company
(B) During the three months ended March 31 1995, the Partnership sold 30,000 shares of Acuity Imaging, Inc. common stock for $262,000, realizing a gain of $51,000. Subsequent to the end of the quarter, in April 1995, the Partnership sold the remaining 45,311 shares of Acuity for $371,000, realizing a gain of $52,000.
(C) Amounts provided for "Supplemental Information: Liquidated Portfolio Investments" are cumulative from inception through March 31, 1995.
(D) During January and February 1995, the Partnership sold its remaining 470,000 common shares of DTC Data Technology Corporation, a portfolio investment previously written-off, for $68,000, realizing a gain of $68,000.
* May be deemed an affiliated person of the Partnership as defined in the Investment Company Act of 1940.
See notes to financial statements.

ML VENTURE PARTNERS I, L.P.
STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                       Three Months Ended               Six Months Ended
                                                                            March 31,                       March 31,

                                                                      1995            1994             1995           1994
                                                                      ----            ----             ----           ----

INVESTMENT INCOME AND EXPENSES

    Interest income                                              $     12,297     $      8,086    $     19,097     $     23,183
                                                                 -     ------     -      -----    -     ------     -     ------

    Expenses:

    Management fee - Note 4                                            15,869           15,919          30,676           30,714
    Professional fees                                                  29,349           26,728          59,665           51,232
    Mailing and printing                                               15,398           14,774          22,323           21,974
    Independent General Partners' fees - Note 5                        14,626           14,250          31,876           31,500
    Custodial fees                                                        507              419             924            1,219
    Miscellaneous                                                         248               85             498              335
                                                                          ---               --             ---              ---
    Total expenses                                                     75,997           72,175         145,962          136,974
                                                                       ------           ------         -------          -------

NET INVESTMENT LOSS                                                   (63,700)         (64,089)       (126,865)        (113,791)

Net realized gain (loss) from portfolio investments                   119,394         (584,587)        152,062         (577,784)
                                                                      -------         --------         -------         --------

NET REALIZED GAIN (LOSS) FROM
    OPERATIONS (allocable to Partners) - Note 3                        55,694         (648,676)         25,197         (691,575)

Net change in unrealized appreciation or
    depreciation of investments                                       155,671          872,425         185,159          874,420
                                                                      -------          -------         -------          -------

NET INCREASE IN NET ASSETS RESULTING
    FROM OPERATIONS                                              $    211,365     $    223,749    $    210,356     $    182,845
                                                                 =    =======     =    =======    =    =======     =    =======

See notes to financial statements.

ML VENTURE PARTNERS I, L.P.
STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Six Months Ended March 31,


                                                                                                1995                  1994
                                                                                                ----                  ----

CASH FLOWS USED FOR OPERATING ACTIVITIES

Net investment loss                                                                         $    (126,865)        $    (113,791)

Adjustments  to  reconcile  net  investment  loss to  cash  used  for  operating activities:
Increase in receivables                                                                              (597)               (1,131)
Decrease in accrued interest on short-term investments                                                  -                 5,131
Increase (decrease) in payables                                                                     9,014                (1,077)
                                                                                                    -----                ------
Cash used for operating activities                                                               (118,448)             (110,868)
                                                                                                 --------              --------

CASH FLOWS PROVIDED FROM INVESTING ACTIVITIES

Net proceeds from the sale of portfolio investments                                               393,388               658,608
Net return of short-term investments                                                                    -               948,776
                                                                                                        -               -------
Cash provided from investing activities                                                           393,388             1,607,384
                                                                                                  -------             ---------

CASH FLOWS USED FOR FINANCING ACTIVITIES

Cash distributions to Partners                                                                          -            (1,552,300)
                                                                                                        -            ----------

Increase (decrease) in cash and cash equivalents                                                  274,940               (55,784)
Cash and cash equivalents at beginning of period                                                  564,048               579,164
                                                                                                  -------               -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                  $     838,988         $     523,380
                                                                                            =     =======         =     =======


See notes to financial statements.

ML VENTURE PARTNERS I, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)
For the Six Months Ended March 31, 1995


                                                                                              Unallocated
                                                                                            Net Unrealized
                                        Managing        Individual                           Appreciation
                                         General          General          Limited          (Depreciation)
                                         Partner         Partners         Partners          of Investments           Total

Balance at beginning of
period                                $    756,459        $  188       $    2,337,168        $    (146,221)     $     2,947,594

Net investment loss                         (1,269)           (8)            (125,588)                   -             (126,865)

Net realized gain from
portfolio investments                       31,629             8              120,425                    -              152,062

Net change in unrealized
appreciation or depreciation
of investments                                   -             -                    -              185,159              185,159
                                                 -             -                    -              -------              -------

Balance at end of period              $    786,819        $  188       $    2,332,005(A)     $      38,938      $     3,157,950
                                      =    =======        =  ===       =    =========        =      ======      =     =========


(A) The net asset value per Unit of limited partnership interest, including an assumed allocation of net unrealized appreciation, is $197. Each Unit represents an original capital contribution of $5,000. Cumulative cash distributions paid through March 31, 1995 total $5,750 per Unit.

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

The Partnership's objective is to realize long-term capital appreciation from its portfolio of venture capital investments. From 1982 to 1986, the Partnership assembled a portfolio of 34 venture capital investments in new and developing companies and other special investment situations. The Partnership does not engage in any other business or activity. At March 31, 1995, 31 of the 34 investments had been fully liquidated. The Partnership will not make investments in new companies and will not reinvest the proceeds from the sale of its remaining investments, except to make follow-on investments in existing companies, if necessary.

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

Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the Partners for inclusion in their respective tax returns. The Partnership's net assets for financial reporting purposes differ from its net assets for tax purposes. Net unrealized appreciation of $38,938 at March 31, 1995, which was recorded for financial statement purposes, was not recognized for tax purposes.

ML VENTURE PARTNERS I, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED), continued


Additionally, from inception to March 31, 1995, other timing differences relating to realized losses totaling $1.3 million have been recorded on the Partnership's financial statements but have not yet been reflected as realized losses for tax purposes.

Statements of Cash Flows - The Partnership considers its interest-bearing cash account to be cash equivalents.

3.       Allocation of Partnership Profits and Losses

The Partnership Agreement provides that the Managing General Partner will be allocated, on a cumulative basis over the life of the Partnership, 20% of net realized capital gains or 10% of net realized capital losses. The Partnership's net realized gains or losses in excess of this allocation to the Managing General Partner, as well as all other income, losses, deductions and credits, if any, will be allocated among all the Partners, including the Managing General Partner, in the proportion of their capital contributions to the Partnership. For the period from October 15, 1982 (commencement of operations) to March 31, 1995, the Partnership had cumulative net realized capital gains of $20.1 million.

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

ML VENTURE PARTNERS I, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED), continued


6.       Cash Distributions

Cash distributions paid during the periods presented and cumulative cash distributions paid from inception to March 31, 1995 are listed below.

                                                             General                  Limited                    Per
Date of distribution                                        Partners                 Partners                $5,000 Unit
- --------------------                                        --------                 --------                -----------

Inception to September 30, 1993                         $     3,608,000           $    67,800,000            $   5,650
January 20, 1994                                                352,000                 1,200,000                  100
                                                                -------                 ---------                  ---

Cumulative totals at March 31, 1995                     $     3,960,000           $    69,000,000            $   5,750
                                                        =     =========           =    ==========            =   =====

7.       Interim Financial Statements

In the opinion of Merrill Lynch Venture Capital Co., L.P., the managing general partner of the Partnership, the unaudited financial statements as of March 31, 1995, and for the three and six month periods then ended, reflect all adjustments necessary for the fair presentation of the results of the interim period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
The Partnership is in its final liquidation phase. At March 31, 1995, 31 of the Partnership's original 34 portfolio investments had been fully liquidated and two of the remaining three investments were partially liquidated. Additionally, subsequent to the end of the quarter, in April 1995, the Partnership sold its remaining holdings of Acuity Imaging, Inc., leaving only two active portfolio investments.

Generally, all cash received from the sale of portfolio investments, after an adequate reserve for operating expenses, is distributed to Partners as soon as practicable after receipt. Investments liquidated through March 31, 1995, had a cost of $52.4 million and returned $72.5 million, for a cumulative net realized gain of $20.1 million. From its inception through March 31, 1995, the Partnership has made cash distributions to Partners totaling $73 million, primarily representing the proceeds received from the sale of portfolio investments.

At March 31, 1995, the Partnership held $839,000 in an interest bearing cash account. In April 1995, the Partnership received cash proceeds totaling $411,000, which includes the $40,000 receivable at March 31, 1995, from the sale of its remaining shares of Acuity Imaging, Inc. Funds needed to cover future operating expenses and follow-on investments, if any, will be obtained from the Partnership's existing cash reserves and from the sale of the remaining portfolio investments.

The Partnership will terminate no later than December 31, 1996.

Results of Operations
For the three and six months ended March 31, 1995, the Partnership had a net realized gain from operations of $56,000 and $25,000, respectively. For the three and six months ended March 31, 1994, the Partnership had a net realized loss from operations of $649,000 and $692,000, respectively. Net realized gain or loss from operations is comprised of (i) net realized gain or loss from portfolio investments and (ii) net investment income or loss (interest income less operating expenses).

Realized Gains or Losses from Portfolio Investments - For the three and six months ended March 31, 1995, the Partnership had a net realized gain from portfolio investments of $119,000 and $152,000, respectively. During the quarter ended March 31, 1995, the Partnership sold 30,000 shares of Acuity Imaging, Inc. for $262,000, realizing a gain of $51,000. Also during the quarter, the Partnership sold its remaining 470,000 shares of DTC Data Technology Corporation (formerly Qume Corporation) for $68,000. This sale resulted in the recognition of a $68,000 gain since DTC was a portfolio investment that had been previously written-off. For the quarter ended December 31, 1994, the Partnership realized gains totaling $33,000 from the sale of 10,000 shares of Acuity and 150,000 shares of DTC.

For the three and six months ended March 31, 1994, the Partnership had net realized losses from portfolio investment transactions totaling $585,000 and $578,000, respectively. During the quarter ended March 31, 1994, the Partnership wrote-off the remaining $620,000 cost of its original $1.6 million investment in DTC. Also during the quarter, the Partnership sold 135,000 shares of Alpharel, Inc. in the public market for $213,000, realizing a gain of $35,000. The Partnership had sold an additional 45,000 shares of Alpharel during the quarter ended December 31, 1993 for $66,000, realizing a gain of $7,000.

Investment income and expenses - Net investment loss for the three months ended March 31, 1995 and 1994 was $63,700 and $64,089, respectively. Net investment loss for the six months ended March 31, 1995 and 1994 was $126,865 and $113,791, respectively. The increase in net investment loss for the six months ended March 31, 1995 compared to the 1994 period results from a $4,000 reduction in interest earned from short-term investments and a $9,000 increase in operating expenses, primarily professional fees, for the 1995 period.

The Management Company receives compensation at the annual rate of 2% of the net assets of the Partnership. Such fee is determined and payable on the basis of the Partnership's net assets at the end of each calendar quarter. The management fee for the quarter ended March 31, 1995 was $15,869 compared to $15,919 for the same period in 1994. The management fee for the six months ended March 31, 1995 was $30,676 compared to $30,714 for the same period in 1994. The management fee is expected to decline in future periods as the Partnership's remaining portfolio investments are liquidated and cash distributions to Partners are approved. The management fee and other operating expenses incurred by the Partnership are paid with funds provided from operations. Funds provided from operations are obtained from interest earned from short-term investments, when available, and proceeds received from the sale of portfolio investments.

Unrealized Gains and Losses and Changes in Unrealized Appreciation or Depreciation of Portfolio Investments - For the three and six months ended March 31, 1995, the Partnership had an unrealized gain of $14,000 and $113,000, respectively, from the upward revaluation of its investment in Acuity Imaging, Inc. due to the increased public market price of the company's common stock for these periods. Additionally, for the six month period ended March 31, 1995, the Partnership reversed $58,000 of prior period loss reserves due to the sale of Acuity shares during this period, as discussed above. As a result, the Partnership's net unrealized appreciation of investments increased $185,000 for the six month period.

For the three and six months ended March 31, 1994, the Partnership had an unrealized gain of $347,000 and $350,000, respectively, primarily resulting from the upward revaluation of its investment in Acuity Imaging, Inc. Additionally, for the six month period ended March 31, 1994, the Partnership transferred a net $525,000 from unrealized loss to realized loss primarily due to the write-off of its remaining investment in DTC during this period, as discussed above. As a result, the Partnership's net unrealized appreciation of investments increased $874,000 for the six month period.

Net Assets - Changes to net assets  resulting  from  operations are comprised of
(i) net realized gain or loss from operations and (ii) changes to net unrealized appreciation or depreciation of investments. For the six months ended March 31, 1995 and 1994, the Partnership's net assets from operations increased $210,356 and $182,845, respectively.

At March 31, 1995, the Partnership's net assets were $3,157,950, up $210,356 from $2,947,594 at September 30, 1994.

At March 31, 1994, the Partnership's net assets were $3.2 million, down $1.4 million for $4.5 million at September 30, 1993. This decrease resulted from the $1.6 million cash distribution paid to Partners in January 1994, offset by the $182,845 increase to net assets from operations for the period.

Gains and losses from investments are allocated to the Partners' capital accounts when realized in accordance with the Partnership Agreement (see Note 3 of Notes to Financial Statements). However, for purposes of calculating the net asset value per Unit, net unrealized appreciation or depreciation of investments has been included as if it had been realized and allocated to the Limited Partners in accordance with the Partnership Agreement. Pursuant to such calculation, the net asset value at March 31, 1995 and September 30, 1994, was $197 and $185 per $5,000 Unit, respectively. The Partnership's net assets and net asset value per Unit will decline as cash distributions are approved and paid to Partners. Cumulative cash distributions paid to Limited Partners from inception to March 31, 1995 total $69 million or $5,750 per $5,000 Unit.

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


Date:    May 11, 1995