Form 10-Q
period 1995-06-30
ML VENTURE PARTNERS I L P /DE/
filed 1995-08-11
CIK 700607

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities  Exchange
    Act of 1934

For the Quarterly Period Ended June 30, 1995

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                          ML VENTURE PARTNERS I, L.P.

                                     INDEX


PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Balance Sheets as of June 30, 1995 (Unaudited) and September 30, 1994

Schedule of Portfolio Investments as of June 30, 1995 (Unaudited)

Statements of Operations for the Three and Nine Months Ended June 30, 1995 and 1994 (Unaudited)

Statements of Cash Flows for the Nine Months Ended June 30, 1995 and 1994 (Unaudited)

Statement of Changes in Partners' Capital for the Nine Months Ended June 30, 1995 (Unaudited)

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

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

ML VENTURE PARTNERS I, L.P.
BALANCE SHEETS

                                                                                         June 30, 1995       September 30,
                                                                                          (Unaudited)              1994

ASSETS

Investments - Note 2
   Portfolio investments, at fair value (cost $1,972,769 at
     June 30, 1995 and $2,572,769 at September 30, 1994)                                $     2,680,888        $     2,426,548
   Short-term investments, at amortized cost                                                    999,177                      -
Cash and cash equivalents                                                                       209,606                564,048
Accrued interest receivable                                                                       1,981                  1,131
                                                                                                  -----                  -----

TOTAL ASSETS                                                                            $     3,891,652        $     2,991,727
                                                                                        =     =========        =     =========

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

Accounts payable                                                                        $        11,048                 12,071
Due to Management Company - Note 4                                                               19,332                 14,812
Due to Independent General Partners - Note 5                                                     14,250                 17,250
                                                                                                 ------                 ------
   Total liabilities                                                                             44,630                 44,133
                                                                                                 ------                 ------

Partners' Capital:

Managing General Partner                                                                        797,364                756,459
Individual General Partners                                                                         188                    188
Limited Partners (12,000 Units)                                                               2,341,351              2,337,168
Unallocated net unrealized appreciation (depreciation) of
   investments - Note 2                                                                         708,119               (146,221)
                                                                                                -------               --------
     Total partners' capital                                                                  3,847,022              2,947,594
                                                                                              ---------              ---------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                                 $     3,891,652        $     2,991,727
                                                                                        =     =========        =     =========


See notes to financial statements.

ML VENTURE PARTNERS I, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
June 30, 1995


Active Portfolio Investments:

                                                                        Initial Investment
Company / Position                                                             Date                Cost              Fair Value
Alpharel, Inc.(A)
6% promissory note due 9/24/95                                             Apr. 1984          $      146,852    $       146,852
- ------------------------------                                             ---------          -      -------    -       -------
Inference Corporation*(A)(B)
332,157 shares of common stock                                             Feb. 1984               1,660,983          2,345,859
Warrants to purchase 6,000 shares of common stock
   at $1.05 per share, expiring on 12/16/97                                                                0             10,875
Warrants to purchase 8,391 shares of common stock
   at $1.00 per share, expiring on 4/19/99                                                             4,934             17,302
   Brightware, Inc.(B)
   332,157 shares of common stock                                          Feb. 1984                 160,000            160,000
   Warrants to purchase 6,000 shares of common stock
     at $1.05 per share, expiring on 12/16/97                                                              0                  0
   Warrants to purchase 8,391 shares of common stock
     at $1.00 per share, expiring on 4/19/99                                                               0                  0
     ---------------------------------------                                                               -                  -

Totals From Active Portfolio Investments                                                      $    1,972,769    $     2,680,888
                                                                                              =    =========    =     =========




SUPPLEMENTAL INFORMATION: LIQUIDATED PORTFOLIO INVESTMENTS(D)


                                                                                                 Net
                                                                            Cost            Realized Gain                Return

Totals From Liquidated Portfolio Investments(C)                       $    52,702,160     $     20,170,099     $     72,872,259
                                                                      =    ==========     =     ==========     =     ==========


                                                                                            Combined Net               Combined
                                                                                           Unrealized and            Fair Value
                                                                            Cost            Realized Gain            and Return

Totals From Active and Liquidated Portfolio
Investments                                                           $    54,674,929     $     20,878,218     $     75,553,147
                                                                      =    ==========     =     ==========     =     ==========

ML VENTURE PARTNERS I, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED) - continued
June 30, 1995



(A)    Public company

(B) Effective in May 1995, Inference Corporation completed a spin-off of certain of its assets and liabilities, in a tax free transaction, to Brightware, Inc. and all of the shares of Brightware were issued to the Inference shareholders. The Partnership's ownership of Brightware coincided with its ownership of Inference prior to the spin-off. On June 30, 1995, Inference completed its initial public offering. As a result of a conversion of preferred stock into common stock and a one-for-five reverse split effected in connection with the offering, the Partnership exchanged its 951,671 shares of preferred stock and warrants to purchase 71,959 shares of preferred stock of Inference for 332,157 shares of common stock and warrants to purchase 14,391 shares of common stock.

(C) In April 1995, the Partnership sold its remaining 45,311 shares of Acuity Imaging, Inc. for $371,000, realizing a gain of $52,000.

(D) Amounts provided for "Supplemental Information: Liquidated Portfolio Investments" are cumulative from inception through June 30, 1995.

* May be deemed an affiliated person of the Partnership as defined in the Investment Company Act of 1940.

See notes to financial statements.

ML VENTURE PARTNERS I, L.P.
STATEMENTS OF OPERATIONS (UNAUDITED)



                                                                       Three Months Ended               Nine Months Ended
                                                                            June 30,                        June 30,

                                                                     1995            1994              1995           1994
                                                                     ----            ----              ----           ----

INVESTMENT INCOME AND EXPENSES

   Interest and dividends                                       $     22,620     $       6,871    $     41,717     $     30,054
                                                                -     ------     -       -----    -     ------     -     ------

   Expenses:

   Management fee - Note 4                                            19,332            15,035          50,008           45,749
   Professional fees                                                  14,282            10,995          73,947           62,227
   Mailing and printing                                                6,426             8,853          28,749           30,827
   Independent General Partners' fees - Note 5                        14,250            14,250          46,126           45,750
   Custodial fees                                                        691               339           1,615            1,558
   Miscellaneous                                                           -               100             498              435
                                                                           -               ---             ---              ---
   Total expenses                                                     54,981            49,572         200,943          186,546
                                                                      ------            ------         -------          -------

NET INVESTMENT LOSS                                                  (32,361)          (42,701)       (159,226)        (156,492)

Net realized gain (loss) from portfolio investments                   52,252             4,990         204,314         (572,794)
                                                                      ------             -----         -------         --------

NET REALIZED GAIN (LOSS) FROM
   OPERATIONS (allocable to Partners) - Note 3                        19,891           (37,711)         45,088         (729,286)

Net change in unrealized appreciation or
   depreciation of investments                                       669,181          (138,271)        854,340          736,149
                                                                     -------          --------         -------          -------

NET INCREASE (DECREASE) IN NET ASSETS
   RESULTING FROM OPERATIONS                                    $    689,072     $    (175,982)   $    899,428     $      6,863
                                                                =    =======     =    ========    =    =======     =      =====


See notes to financial statements.

ML VENTURE PARTNERS I, L.P.
STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Nine Months Ended June 30,



                                                                                                 1995                1994
                                                                                                 ----                ----

CASH FLOWS USED FOR OPERATING ACTIVITIES

Net investment loss                                                                          $    (159,226)     $      (156,492)

Adjustments  to  reconcile  net  investment  loss to  cash  used  for  operating activities:
Increase in receivables                                                                               (850)              (1,131)
(Increase) decrease in accrued interest on short-term investments                                   (3,789)               5,131
Increase (decrease) in payables                                                                        497              (18,949)
                                                                                                       ---              -------
Cash used for operating activities                                                                (163,368)            (171,441)
                                                                                                  --------             --------

CASH FLOWS PROVIDED FROM (USED FOR) INVESTING
   ACTIVITIES

Net proceeds from the sale of portfolio investments                                                804,314              800,897
Net return (purchase) of short-term investments                                                   (995,388)             948,776
                                                                                                  --------              -------
Cash provided from (used for) investing activities                                                (191,074)           1,749,673
                                                                                                  --------            ---------

CASH FLOWS USED FOR FINANCING ACTIVITIES

Cash distributions to Partners - Note 6                                                                  -           (1,552,300)
                                                                                                         -           ----------

Increase (decrease) in cash and cash equivalents                                                  (354,442)              25,932
Cash and cash equivalents at beginning of period                                                   564,048              579,164
                                                                                                   -------              -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                   $     209,606      $       605,096
                                                                                             =     =======      =       =======


See notes to financial statements.

ML VENTURE PARTNERS I, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)
For the Nine Months Ended June 30, 1995



                                                                                              Unallocated
                                                                                            Net Unrealized
                                        Managing        Individual                           Appreciation
                                         General          General          Limited          (Depreciation)
                                         Partner         Partners         Partners          of Investments           Total

Balance at beginning of
period                                $    756,459        $  188       $    2,337,168        $    (146,221)     $     2,947,594

Net investment loss                         (1,592)          (11)            (157,623)                   -             (159,226)

Net realized gain from
portfolio investments                       42,497            11              161,806                    -              204,314

Net change in unrealized
appreciation (depreciation)
of investments                                   -             -                    -              854,340              854,340
                                                 -             -                    -              -------              -------

Balance at end of period              $    797,364        $  188       $    2,341,351(A)     $     708,119      $     3,847,022
                                      =    =======        =  ===       =    =========        =     =======      =     =========


(A) The net asset value per Unit of limited partnership interest, including an assumed allocation of net unrealized appreciation, is $242. Each Unit represents an original capital contribution of $5,000. Cumulative cash distributions paid through June 30, 1995 total $5,750 per Unit.


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

Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the Partners for inclusion in their respective tax returns. The Partnership's net assets for financial reporting purposes differ from its net assets for tax purposes. Net unrealized appreciation of $708,119 at June 30, 1995, which was recorded for financial statement purposes, was not recognized for tax purposes.

ML VENTURE PARTNERS I, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED), continued


Additionally, from inception to June 30, 1995, other timing differences relating to realized losses totaling $1.3 million have been recorded on the Partnership's financial statements but have not yet been reflected as realized losses for tax purposes.

Statements of Cash Flows - The Partnership considers its interest-bearing cash account to be cash equivalents.

3.       Allocation of Partnership Profits and Losses

The Partnership Agreement provides that the Managing General Partner will be allocated, on a cumulative basis over the life of the Partnership, 20% of net realized capital gains or 10% of net realized capital losses. The Partnership's net realized gains or losses in excess of this allocation to the Managing General Partner, as well as all other income, losses, deductions and credits, if any, will be allocated among all the Partners, including the Managing General Partner, in the proportion of their capital contributions to the Partnership. For the period from October 15, 1982 (commencement of operations) to June 30, 1995, the Partnership had cumulative net realized capital gains of $20.2 million.

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

ML VENTURE PARTNERS I, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED), continued


6.       Cash Distributions

Cash distributions paid during the periods presented and cumulative cash distributions paid from inception to June 30, 1995 are listed below.

                                                             General                  Limited                    Per
          Date of Distribution                              Partners                 Partners                $5,000 Unit
          --------------------                              --------                 --------                -----------

Inception to September 30, 1993                         $     3,608,000           $    67,800,000            $   5,650
January 20, 1994                                                352,000                 1,200,000                  100
                                                                -------                 ---------                  ---

Cumulative totals at June 30, 1995                      $     3,960,000           $    69,000,000            $   5,750
                                                        =     =========           =    ==========            =   =====

7.       Subsequent Event

On July 27, 1995, the General Partners approved a cash distribution to Partners totaling $975,000; $375,000 to the Managing General Partner and $600,000 to the Limited Partners, representing $50 per unit of limited partnership interest. The distribution will be paid in October 1995 to Limited Partners of record on September 30, 1995 and will bring cumulative distributions paid to Limited Partners to $69,600,000, or $5,800 per $5,000 Unit.

8.       Interim Financial Statements

In the opinion of Merrill Lynch Venture Capital Co., L.P., the managing general partner of the Partnership, the unaudited financial statements as of June 30, 1995, and for the three and nine month periods then ended, reflect all adjustments necessary for the fair presentation of the results of the interim periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
At June 30, 1995, the Partnership held $1.2 million in cash and cash equivalents: $1 million in short-term investments with maturities of less than one year and $210,000 in an interest bearing cash account. During April 1995, the Partnership sold its remaining 45,311 shares of Acuity Imaging, Inc. for $371,000. For the nine months ended June 30, 1995, the Partnership had received proceeds from the sale of portfolio investments totaling $804,000. Generally, all cash received from liquidated portfolio investments, after an adequate reserve for future operating expenses, is distributed to Partners as soon as practicable. The Partnership will not invest in any new portfolio investments and does not expect to make any additional follow-on investments in the remaining portfolio companies.

From its inception to June 30, 1995, the Partnership had liquidated investments with an aggregate cost of $52.7 million. These liquidated investments returned $72.9 million to the Partnership, resulting in a $20.2 million net realized gain. At June 30, 1995, the Partnership's remaining investment portfolio had an aggregate cost of $2 million and a carrying value of $2.7 million.

From its inception through June 30, 1995, the Partnership had made cash distributions to Partners totaling $73 million; $69 million to the Limited Partners, or $5,750 per Unit, and $4 million to the General Partners. These distributions primarily represented proceeds received from the sale of portfolio investments. On July 27, 1995, the General Partners approved a cash distribution totaling $975,000; $375,000 to the Managing General Partner and $600,000, or $50 per Unit, to Limited Partners. The distribution will be paid in October 1995 to Limited Partners of record on September 30, 1995. The distribution will bring cumulative cash distributions paid to Limited Partners to $69,600,000, or $5,800 per Unit.

Results of Operations
For the three and nine months ended June 30, 1995, the Partnership had a net realized gain from operations of $20,000 and $45,000, respectively. For the three and nine months ended June 30, 1994, the Partnership had a net realized loss from operations of $38,000 and $729,000, respectively. Net realized gain or loss from operations is comprised of (i) net realized gain or loss from portfolio investments and (ii) net investment income or loss (interest income less operating expenses).

Realized Gains or Losses from Portfolio Investments - For the three and nine months ended June 30, 1995, the Partnership had a net realized gain from portfolio investments of $52,000 and $204,000, respectively. In April 1995, the Partnership sold its remaining 45,311 shares of Acuity Imaging, Inc. for $371,000, realizing a gain of $52,000. During the six months ended March 31, 1995, the Partnership sold 40,000 shares of Acuity Imaging, Inc. for $343,000, realizing a gain of $62,000. Also during the six months ended March 31, 1995, the Partnership sold its 620,000 shares of DTC Data Technology Corporation ("DTC"), formerly Qume Corporation, for $90,000. This sale resulted in the recognition of a $90,000 realized gain since DTC was a portfolio investment that had been previously written-off.

For the three and nine months ended June 30, 1994, the Partnership had a net realized gain from portfolio investments of $5,000 and a net realized loss from portfolio investments of $573,000, respectively. During the three months ended June 30, 1994, the Partnership sold its remaining 104,608 common shares of Alpharel, Inc. in the public market for $142,000, realizing a gain of $5,000. During the six months ended March 31, 1994, the Partnership wrote-off the remaining $620,000 cost of its original $1.6 million investment in DTC due to the continued depressed public market price and limited trading volume of the company's common stock. Also during the six months ended March 31, 1994, the Partnership sold 180,000 common shares of Alpharel for $278,000, realizing a gain of $42,000.

Investment income and expenses - Net investment loss for the three months ended June 30, 1995 and 1994 was $32,000 and $43,000, respectively. Net investment loss for the nine months ended June 30, 1995 and 1994 was $159,000 and $156,000, respectively. The smaller net investment loss for the three month period in 1995 compared to the same period in 1994 primarily was attributable to a $16,000 increase in interest earned from short-term investments, resulting from an increase in short-term interest rates and an increase in the average amount of funds invested in such securities during the 1995 period. There was no significant change in net investment loss for the nine months ended June 30, 1995 compared to the same period in 1994.

The Management Company receives compensation at the annual rate of 2% of the net assets of the Partnership. Such fee is determined and payable on the basis of the Partnership's net assets at the end of each calendar quarter. The management fee for the quarter ended June 30, 1995 was $19,000 compared to $15,000 for the same period in 1994. The management fee for the nine months ended June 30, 1995 was $50,000 compared to $46,000 for the same period in 1994. The management fee and other operating expenses incurred by the Partnership are paid with funds provided from operations. Funds provided from operations are obtained from interest earned from short-term investments and proceeds received from the sale of portfolio investments.

Unrealized Gains and Losses and Changes in Unrealized Appreciation or Depreciation of Portfolio Investments - For the nine months ended June 30, 1995, the Partnership had a net unrealized gain from its portfolio investments of $845,000. This unrealized gain primarily resulted from the upward revaluation of the Partnership's investment in Inference Corporation reflecting the company's increased valuation due to the completion of its initial public offering on June 30, 1995. Additionally, for the nine month period ended June 30, 1995, the Partnership reversed $9,000 of unrealized losses due to the sale of Acuity shares which were sold at a gain during the period, as discussed above. As a result, the Partnership's net unrealized appreciation of investments increased $854,000 for the nine month period ended June 30, 1995.

For the nine months ended June 30, 1994, the Partnership had a net unrealized gain from its portfolio investments of $211,000, primarily resulting from the upward revaluation of its investment in Acuity Imaging, Inc. Additionally, for the nine months ended June 30, 1994, $525,000 was transferred from unrealized loss to realized loss due to the write-off of the Partnership's investment in DTC and the sale of Alpharel shares, as discussed above. As a result, the Partnership's net unrealized appreciation of investments increased $736,000 for the nine month period ended June 30, 1995.

Net Assets - At June 30, 1995, the Partnership's net assets were $3.8 million, up $899,000 from $2.9 million at September 30, 1994. The increase resulted from the $45,000 net realized gain from operations and the $854,000 increase in net unrealized appreciation for the nine month period.

For the nine months ended June 30, 1994, the Partnership had a $7,000 net increase in net assets resulting from operations comprised of a $736,000 increase in unrealized appreciation of investments offset by a $729,000 net realized loss from operations for the nine month period. At June 30, 1994, the Partnership's net assets were $3 million, down $1.5 million from $4.5 million at September 30, 1993. This decrease resulted from the $1,552,300 cash distribution paid to Partners in January 1994 partially offset by the $7,000 net increase in net assets resulting from operations for the nine month period.

Gains and losses from investments are allocated to the Partners' capital accounts when realized in accordance with the Partnership Agreement (see Note 3 of Notes to Financial Statements). However, for purposes of calculating the net asset value per Unit, net unrealized appreciation or depreciation of investments has been included as if it had been realized and allocated to the Limited Partners in accordance with the Partnership Agreement. Pursuant to such calculation, the net asset value at June 30, 1995 and September 30, 1994, was $242 and $185 per $5,000 Unit, respectively.

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


By:      /s/    Kevin K. Albert
         Kevin K. Albert
         General Partner


By:      Merrill Lynch Venture Capital Co., L.P.
         its Managing General Partner


By:      Merrill Lynch Venture Capital Inc.
         its General Partner


By:     /s/     Kevin K. Albert
         Kevin K. Albert
         President
         (Principal Executive Officer)


By:      /s/    Diane T. Herte
         Diane T. Herte
         Vice President and Treasurer
         (Principal Financial and Accounting Officer)


Date:    August 11, 1995