Form 10-K
period 1995-09-30
ML VENTURE PARTNERS I L P /DE/
filed 1995-12-22
CIK 700607

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 1995

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                         Commission file number 0-10179


                           ML VENTURE PARTNERS I, L.P.
================================================================================
             (Exact name of registrant as specified in its charter)


Delaware                                                              13-3115686
================================================================================
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

World Financial Center, North Tower
New York, New York                                                    10281-1326
================================================================================
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:  (212) 449-1000

Securities registered pursuant to Section 12(b) of the Act:

   Title of each class                 Name of each exchange on which registered
        None                                             None

Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest
================================================================================
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

At December 15, 1995, 11,989 units of limited partnership interest ("Units") were held by non-affiliates of the Registrant. There is no established public trading market for such Units.





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

The Venture Capital Investments

During  its  first  four  years of  operations,  from  1982  through  1986,  the
Partnership selected its portfolio of venture capital investments in 34 companies. Through 1986, the Partnership had invested approximately $47 million in the equity or debt securities of these 34 companies. From 1987 to 1993, the Partnership's investment activity was limited to follow-on investments in certain of its existing portfolio companies. As the Partnership's investment portfolio matured, the rate of follow-on investments declined. The Partnership did not make any investments in 1994 or 1995. The Partnership will not make investments in new portfolio companies and does not expect to make additional follow-on investments in its remaining portfolio companies.

As of September 30, 1995, 33 of the Partnership's 34 portfolio investments had been fully liquidated. Investments liquidated through September 30, 1995 had a cost of $52.8 million and returned $73.1 million for a net realized gain of $20.2 million. At September 30, 1995, the Partnership's remaining investment portfolio has a cost basis of $1.8 million and a fair value of $3.5 million.

Termination

The Partnership will terminate no later than December 31, 1996.

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

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

The information with respect to the market for the Units set forth under the subcaption "Substituted Limited Partners" on page 26 of the Prospectus is incorporated herein by reference. There is no established public trading market for the Units as of December 15, 1995.

At December 15, 1995, there were approximately 6,700 holders of Units. The Managing General Partner and the four Individual General Partners of the Partnership also hold interests in the Partnership.

Cash distributions paid or approved during the fiscal years ended September 30, 1995, 1994 and 1993 and cumulative distributions paid or approved through September 30, 1995 are listed below.

                                                               General                      Limited                  Per
Date of Distribution                                          Partners                     Partners              $5,000 Unit
--------------------                                       --------------             ---------------            -----------
Inception to September 30, 1992                            $    3,607,506             $    60,300,000             $  5,025
January 26, 1993                                                        0                   3,300,000                  275
April 12, 1993                                                          0                   4,200,000                  350
January 20, 1994                                                  352,300                   1,200,000                  100
October 12, 1995*                                                 375,000                     600,000                   50
                                                           --------------             ---------------             --------
Cumulative totals at September 30, 1995                    $    4,334,806             $    69,600,000             $  5,800
                                                           ==============             ===============             ========

* Distribution approved in July 1995 and accrued at September 30, 1995.

Item 6.       Selected Financial Data.

($ In Thousands, Except For Per Unit Information)

                                                                       Fiscal Years Ended September 30,

                                                           1995           1994            1993           1992           1991
                                                       -----------     -----------    -----------    -----------     -------
Cash Distributions to Partners                         $       975     $     1,552    $     7,500    $     9,996     $    2,400

Cumulative Cash Distributions to Partners                   73,935          72,960         71,408         63,908         53,912

Net Assets                                                   3,869           2,948          4,537          9,006         11,895

Net Realized Gain (Loss) from Operations                        82            (762)         4,493          5,839           (711)

Cumulative Net Realized Gain from
Operations                                                  21,454          21,372         22,134         17,641         11,802

Net Realized Gain (Loss) from Investments                      271            (573)         4,673          6,228           (341)

Cumulative Net Realized Gain from
Investments                                                 20,226          19,955         20,528         15,855          9,627

PER UNIT OF LIMITED
PARTNERSHIP INTEREST:

Cash Distributions                                     $        50     $       100    $       625    $       833     $      200

Cumulative Cash Distributions                                5,800           5,750          5,650          5,025          4,192

Net Asset Value, including Net Unrealized
Appreciation (Depreciation) of Investments                     257             185            291            719          1,089

Net Realized Gain (Loss) from Operations                         2             (53)           294            379            (53)

Cumulative Net Realized Gain from
Operations                                                   1,437           1,435          1,488          1,194            815

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
At September 30, 1995, the Partnership held $1.1 million in short-term securities with maturities of less than one year and $82,000 in an interest bearing cash account. Interest earned from such investments for the fiscal year ended September 30, 1995 ("fiscal 1995") was $62,000. During fiscal 1995, the Partnership received $804,000 from the sale of certain portfolio investments. From its inception to September 30, 1995, the Partnership had received aggregate proceeds totaling $73.1 million from liquidated portfolio investments. Generally, all cash received from the sale of portfolio investments, after an adequate reserve for operating expenses, is distributed to Partners as soon as practicable after receipt.

On July 27, 1995, the General Partners declared a cash distribution to Partners totaling $975,000; $600,000, or $50 per Unit, to the Limited Partners and $375,000 to the Managing General Partner. The distribution was paid on October 12, 1995 to Limited Partners of record on September 30, 1995. From its inception through September 30, 1995, the Partnership had paid or approved cash distributions to Partners totaling $73.9 million, primarily representing proceeds received from the sale of portfolio investments.

Results of Operations
For the fiscal years ended September 30, 1995 and 1993, the Partnership had a net realized gain from operations of $82,000 and $4.5 million, respectively. For the fiscal year ended September 30, 1994, the Partnership had a net realized loss from operations of $762,000. Net realized gain or loss from operations is comprised of 1) net realized gain or loss from portfolio investments and 2) net investment income or loss.

Realized Gains and Losses from Portfolio Investments - For fiscal 1995, the Partnership had a $271,000 net realized gain from portfolio investments. The Partnership's promissory note due from Alpharel, Inc. matured in September 1995. In October 1995, the Partnership received $213,000 which was net of certain contingency payments deducted from the principal amount of the note, resulting in a realized gain of $66,000. During fiscal 1995, the Partnership sold its 85,311 common shares of Acuity Imaging, Inc. for $714,000, realizing a gain of $114,000 and sold its 620,000 shares of DTC Data Technology Corporation (formerly Qume Corporation) for $90,000. The sale of the Partnership's DTC shares resulted in a $90,000 realized gain for fiscal 1995 since the cost basis of such shares had been written-off in prior years.

For fiscal 1994, the Partnership had a $573,000 net realized loss from portfolio investments. During fiscal 1994, the Partnership sold its 284,608 common shares of Alpharel, Inc. in the public market for $421,000, realizing a gain of $47,000. On March 31, 1994, the Partnership wrote-off its remaining $620,000 investment in DTC Data Technology Corporation due to the continued depressed public market price and limited trading volume of the company's common stock.

For fiscal 1993, the Partnership had a $4.7 million net realized gain from portfolio investments. During fiscal 1993, the Partnership sold its remaining 423,082 common shares of Viewlogic Systems, Inc. for $6.7 million, realizing a gain of $6 million. In June 1993, the Partnership sold its investment in BehaviorTech, Inc. for $95,000, resulting in a $126,000 realized loss and in July 1993, sold its investment in Private Satellite Network, Inc. for $204,000, resulting in a $46,000 realized loss. In September 1993, Optigraphics Corporation was acquired by Alpharel. In connection with the acquisition, the Partnership sold its preferred shares of Optigraphics for $333,000 in cash, a $226,000 promissory note and 284,608 shares of Alpharel common stock. The Partnership realized a loss of $847,000 from this transaction. Also during fiscal 1993, the Partnership wrote-off $310,000 of its investment in DTC Data Technology.

Investment Income and Expenses - Net investment loss (investment income less operating expenses) for the fiscal years ended September 30, 1995 and 1994 was $188,000 and $189,000, respectively. Although there was no significant change in net investment loss for fiscal 1995 compared to fiscal 1994, operating expenses increased by $25,000 from $225,000 in fiscal 1994 to $250,000 in fiscal 1995. This increase in operating expenses was offset by a $26,000 increase in interest and dividend income from $36,000 in fiscal 1994 to $62,000 in fiscal 1995. The increase in operating expenses for fiscal 1995 compared to fiscal 1994 primarily was due to an increase in legal fees incurred by the Partnership during fiscal 1995 relating to the termination of the Partnership. The increase in interest and dividend income for fiscal 1995 compared to fiscal 1994 resulted from an increase in amounts available for investment in short-term securities during fiscal 1995.

Net investment loss increased to $189,000 for fiscal 1994 from $180,000 for fiscal 1993. Although net investment loss increased $9,000 for fiscal 1994 compared to fiscal 1993, the management fee and other operating expenses declined $92,000 from $317,000 for fiscal 1993 to $225,000 for fiscal 1994. However, the reduction in operating expenses was more than offset by a $101,000 decline in interest and dividend income from $137,000 for fiscal 1993 to $36,000 for fiscal 1994. The decrease in interest and dividend income for fiscal 1994 compared to fiscal 1993 resulted from a decrease in amounts available for investment in short-term securities during fiscal 1994.

The Management Company receives compensation at the annual rate of 2% of the net assets of the Partnership. Such fee is determined and payable on the basis of the Partnership's net assets at the end of each calendar quarter. The management fee for fiscal 1995, 1994 and 1993 was $69,000, $61,000 and $110,000,
respectively. Changes in the management fee are due to fluctuations in the Partnership's net assets. The reduced management fee for fiscal 1994 compared to fiscal 1993 reflects the portfolio liquidations and subsequent cash distributions that reduced the Partnership's net asset value during 1994. The increased management fee for fiscal 1995 compared to fiscal 1994 primarily reflects the increased fair value of the Partnership's investment in Inference Corporation, which completed its initial public offering on June 30, 1995. The management fee and other expenses incurred directly by the Partnership are paid with funds provided from operations. Funds provided from operations are obtained from interest earned from short-term investments and proceeds received from the sale of certain portfolio investments.

Unrealized Gains and Losses and Changes in Unrealized Appreciation or Depreciation of Portfolio Investments - For fiscal 1995, the Partnership had a $1.8 million net unrealized gain from its portfolio investments. This unrealized gain primarily resulted from the upward revaluation of the Partnership's investment in Inference Corporation, reflecting the company's increased valuation due to the completion of its initial public offering in June 1995. Additionally for fiscal 1995, the Partnership reversed $9,000 of unrealized losses due to the sale of Acuity shares which were sold at a gain during the year. As a result, net unrealized appreciation of investments increased $1.8 million for fiscal 1995.

For fiscal 1994, the Partnership had a $199,000 net unrealized gain from its portfolio investments, primarily resulting from the upward revaluation of its investment in Acuity Imaging. Additionally for fiscal 1994, $525,000 was transferred from unrealized loss to realized loss due to the write-off of the Partnership's remaining investment in DTC Data Technology and the sale of its Alpharel shares, as discussed above. The $199,000 unrealized gain and the $525,000 transfer to realized loss resulted in a $724,000 increase in net unrealized appreciation of investments for fiscal 1994.

For fiscal 1993, the Partnership had an $810,000 net unrealized gain from its portfolio investments, primarily resulting from the upward revaluation of its investment in Inference Corporation. Additionally for fiscal 1993, $2.3 million was transferred from unrealized gain to realized gain due to the sale or write-off of certain portfolio investments, as discussed above. The $2.3 million transfer to realized gain offset by the additional $810,000 unrealized gain, resulted in a $1.5 million decline in net unrealized appreciation of investments for fiscal 1993.

Net Assets - For fiscal 1995, the Partnership had a $1.9 million net increase in net assets resulting from operations, comprised of the $1.8 million increase in net unrealized appreciation of investments and the $82,000 net realized gain from operations for the fiscal year. At September 30, 1995, the Partnership's net assets were $3.9 million, up $921,000 from $2.9 million at September 30, 1994. The $921,000 increase resulted from the $1.9 million net increase in net assets from operations for the fiscal year partially offset by the $975,000 accrued cash distribution paid to Partners in October 1995.

For fiscal 1994, the Partnership had a $37,000 net decrease in net assets resulting from operations, comprised of the $762,000 net realized loss from operations partially offset by the $724,000 increase in net unrealized appreciation of investments for the fiscal year. At September 30, 1994, the Partnership's net assets were $2.9 million, down $1.6 million from $4.5 million at September 30, 1993. The $1.6 million decrease resulted from the $1.55 million cash distribution paid to Partners in January 1994 and the $37,000 net decrease in net assets resulting from operations for fiscal 1994.

Gains and losses from investments are allocated to the Partners' capital accounts when realized in accordance with the Partnership Agreement (see Note 3 of Notes to Financial Statements). However, for purposes of calculating the net asset value per Unit, net unrealized appreciation or depreciation of investments has been included as if it had been realized and allocated to the Limited Partners in accordance with the Partnership Agreement. Pursuant to such calculation, the net asset value per $5,000 Unit at September 30, 1995, 1994 and 1993 was $257, $185 and $291, respectively.

Item 8.       Financial Statements and Supplementary Data.

                           ML VENTURE PARTNERS I, L.P.
                                      INDEX

Independent Auditors' Report

Balance Sheets as of September 30, 1995 and 1994

Schedule of Portfolio Investments as of September 30, 1995 Schedule of Portfolio Investments as of September 30, 1994

Statements of Operations for the Years Ended September 30, 1995, 1994 and 1993

Statements of Cash Flows for the Years Ended September 30, 1995, 1994 and 1993

Statements of Changes in Partners' Capital for the Years Ended September 30, 1995, 1994 and 1993

Notes to Financial Statements

NOTE - All other schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or the notes thereto.

INDEPENDENT AUDITORS' REPORT


ML Venture Partners I, L.P.:

We have audited the accompanying balance sheets of ML Venture Partners I, L.P., including the schedules of portfolio investments, as of September 30, 1995 and 1994, and the related statements of operations, cash flows, and changes in partners' capital for each of the three years in the period ended September 30, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned at September 30, 1995 and 1994 by correspondence with the custodian; where confirmation was not possible, we performed other audit procedures. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of ML Venture Partners I, L.P. at September 30, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1995 in conformity with generally accepted accounting principles.

As explained in Note 2, the financial statements include securities valued at $3,493,542 and $2,426,548 at September 30, 1995 and 1994, respectively, representing 90% and 82% of net assets, respectively, whose values have been estimated by the Managing General Partner in the absence of readily ascertainable market values. We have reviewed the procedures used by the Managing General Partner in arriving at its estimate of value of such securities and have inspected underlying documentation, and, in the circumstances, we believe the procedures are reasonable and the documentation appropriate. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.



Deloitte & Touche LLP

New York, New York
November 18, 1995

ML VENTURE PARTNERS I, L.P.
BALANCE SHEETS
September 30,


                                                                                                 1995                1994
                                                                                            --------------      ---------

ASSETS

Investments - Note 2
   Portfolio investments, at fair value (cost $1,825,917 at
     September 30, 1995 and $2,572,769 at September 30, 1994)                               $    3,493,542      $     2,426,548
   Short-term investments, at amortized cost - Note 7                                            1,099,650                    -
Cash and cash equivalents                                                                           81,887              564,048
Note receivable                                                                                    213,084                    -
Accrued interest receivable                                                                          1,355                1,131
                                                                                            --------------      ---------------

TOTAL ASSETS                                                                                $    4,889,518      $     2,991,727
                                                                                            ==============      ===============

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

Cash distribution payable - Note 6                                                          $      975,000
Accounts payable                                                                                     9,104      $        12,071
Due to Management Company - Note 4                                                                  19,441               14,812
Due to Independent General Partners - Note 5                                                        17,250               17,250
                                                                                            --------------      ---------------
   Total liabilities                                                                             1,020,795               44,133
                                                                                            --------------      ---------------

Partners' Capital:

Managing General Partner                                                                           435,850              756,459
Individual General Partners                                                                            190                  188
Limited Partners (12,000 Units)                                                                  1,765,058            2,337,168
Unallocated net unrealized appreciation (depreciation)
   of investments - Note 2                                                                       1,667,625             (146,221)
                                                                                            --------------      ---------------
Total partners' capital                                                                          3,868,723            2,947,594
                                                                                            --------------      ---------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                                     $    4,889,518      $     2,991,727
                                                                                            ==============      ===============

See notes to financial statements.

ML VENTURE PARTNERS I, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS
September 30, 1995

Active Portfolio Investments:

                                                                        Initial Investment
Company / Position                                                             Date                Cost              Fair Value

Inference Corporation*(A)(B)
332,157 shares of common stock                                             Feb. 1984          $    1,729,934    $     3,265,519
Warrants to purchase 6,000 shares of common stock
   at $5.25 per share, expiring on 12/16/97                                                                0             27,488
Warrants to purchase 8,391 shares of common stock
   at $5.00 per share, expiring on 4/19/99                                                             4,687             40,535
   Brightware, Inc.(B)
   332,157 shares of common stock                                                                     91,049            160,000
   Warrants to purchase 6,000 shares of common stock
     at $5.25 per share, expiring on 12/16/97                                                              0                  0
   Warrants to purchase 8,391 shares of common stock
     at $5.00 per share, expiring on 4/19/99                                                             247                  0
-------------------------------------------------------------------------------------------------------------------------------

Totals From Active Portfolio Investments                                                      $    1,825,917    $     3,493,542
                                                                                              =================================


Supplemental Information: Liquidated Portfolio Investments(F)

                                                      Liquidation                              Realized
Company                                                  Date               Cost              Gain (Loss)                Return
-------------------------------------------------------------------------------------------------------------------------------
Auragen Systems Corp.                                1985              $    1,624,200       $   (1,614,725)     $         9,475
Automatix Incorporated                               1990                   1,012,913             (999,543)              13,370
BehaviorTech, Inc.                                   1991-1993                920,352             (825,807)              94,545
Bytel Corporation                                    1990                     750,120             (750,020)                 100
California Devices, Inc.                             1987                   1,957,701           (1,957,701)                   0
Cimflex Teknowledge Corporation                      1990/1991              1,679,576           (1,599,825)              79,751
Contemporary Communications Corporation              1990                   1,040,856               70,644            1,111,500
Cygnet Technologies, Inc.                            1986-1992              3,754,289           (2,670,691)           1,083,598
Dallas Semiconductor Corporation                     1988/1989              1,690,417            4,914,317            6,604,734
Data Recording Systems, Inc.                         1988                   3,402,026           (3,271,714)             130,312
DTC Data Technology Corporation(C)                   1992-1994              1,552,550           (1,462,650)              89,900

ML VENTURE PARTNERS I, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS - continued
September 30, 1995

Supplemental Information: Liquidated Portfolio Investments - continued(F)

                                                      Liquidation                              Realized
Company                                                  Date               Cost              Gain (Loss)                Return
-------------------------------------------------------------------------------------------------------------------------------
Envision Technology Inc.                             1985              $      812,235       $     (805,309)     $         6,926
Everex Systems, Inc.                                 1991/1992                750,000              236,055              986,055
Higher Order Software, Inc.                          1987                     632,857             (632,857)                   0
IDEXX Laboratories, Inc.                             1991/1992              1,032,903            2,357,935            3,390,838
ImagiTex, Inc.                                       1990                   1,500,018              164,323            1,664,341
Intek Diagnostics, Inc.                              1989                   3,846,203           (3,846,202)                   1
International Power Technology, Inc.                 1990/1992              1,000,035             (692,659)             307,376
Itran Corp. / Acuity Imaging, Inc.(D)                1994-1995                600,000              114,414              714,414
Mentor Graphics Corporation                          1990/1991              1,794,445            3,509,547            5,303,992
Network Equipment Technologies, Inc.                 1987                   1,000,000            3,199,678            4,199,678
Optigraphics Corporation / Alpharel, Inc.(E)         1992-1995              2,700,890           (1,734,182)             966,708
Private Satellite Network, Inc.                      1991-1993              1,060,785             (856,166)             204,619
Qubix Graphic Systems Incorporated                   1989                   4,626,335           (4,605,353)              20,982
Signode Industries Inc.                              1986                   1,710,891           16,375,860           18,086,751
Systems Center, Inc.                                 1989                     500,000              476,865              976,865
Twyford International, Inc.                          1991                     720,398             (548,155)             172,243
United AgriSeeds, Inc.                               1987                   1,995,826            1,639,900            3,635,726
Valid Logic Systems Incorporated                     1985/1986              1,803,884            3,088,241            4,892,125
Viewlogic Systems, Inc.                              1991/1992              1,500,000           11,558,456           13,058,456
Visic, Inc.                                          1986-1991                750,000             (705,723)              44,277
Visidata Corp.                                       1985                     601,333             (601,333)                   0
Xidex Corporation                                    1986/1987              2,524,974            2,710,711            5,235,685

Totals from Liquidated Portfolio Investments                           $   52,849,012       $   20,236,331      $    73,085,343
                                                                       --------------------------------------------------------


                                                                                            Combined Net               Combined
                                                                                           Unrealized and            Fair Value
                                                                            Cost            Realized Gain            and Return

Totals from Active and Liquidated Portfolio Investments                $   54,674,929       $   21,903,956      $    76,578,885
                                                                       ========================================================

ML VENTURE PARTNERS I, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS - continued
September 30, 1995

Supplemental Information: Liquidated Portfolio Investments(F)




(A)  Public company

(B)  Effective  in May 1995,  Inference  Corporation  completed  a  spin-off  of certain of its assets and liabilities, in a tax free transaction, to Brightware, Inc. and all of the shares of Brightware were issued to the Inference shareholders. The Partnership's ownership of Brightware coincided with its ownership of Inference prior to the spin-off. On June 30, 1995, Inference completed its initial public offering. As a result of a conversion of preferred stock into common stock and a one-for-five reverse split effected in connection with the offering, the Partnership exchanged its 951,671 shares of preferred stock and warrants to purchase 71,959 shares of preferred stock of Inference for 332,157 shares of common stock and warrants to purchase 14,391 shares of common stock. The Partnership's Inference and Brightware securities are non-income producing. Additionally, the Partnership's Inference securities are restricted from sale.

(C) During the fiscal year, the Partnership sold its 620,000 common shares of DTC Data Technology Corporation, for $90,000. The Partnership's investment in DTC Technology (formerly Qume Corporation) had been written-off in prior periods.

(D) During the fiscal year, the Partnership sold its 85,311 shares of Acuity Imaging, Inc. common stock for $714,000, realizing a gain of $114,000.

(E) During September 1995, the Partnership's $226,137 promissory note due from Alpharel, Inc. was redeemed for approximately 95% of the face value of the note reflecting a reduction to cover certain taxes and other contingent payments allowed under the terms of the note agreement. In October 1995, the Partnership received $213,084 as payment in full for its $226,137 promissory note.

(F)  Amounts  provided  for  "Supplemental  Information:   Liquidated  Portfolio
     Investments" are cumulative from inception through September 30, 1995.

* May be deemed an affiliated person of the Partnership as defined in the Investment Company Act of 1940.

See notes to financial statements.

ML VENTURE PARTNERS I, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS
September 30, 1994

Active Portfolio Investments:

                                                                        Initial Investment
Company / Position                                                             Date                Cost              Fair Value
Acuity Imaging, Inc.(A)
85,311 shares of Common Stock                                              Aug. 1985           $     600,000      $     464,092
-------------------------------------------------------------------------------------------------------------------------------
Alpharel, Inc.(A)
6% Promissory Note due 9/24/95                                             Apr. 1984                 146,852            146,852
-------------------------------------------------------------------------------------------------------------------------------
Inference Corporation*
951,671 shares of Preferred Stock                                          Feb. 1984               1,820,983          1,808,670
Warrants to purchase 30,000 shares of Preferred Stock
   at $1.05 per share expiring on 12/16/97                                                                 0              2,000
Warrants to purchase 41,959 shares of Preferred Stock
   at $1.00 per share expiring on 4/19/99                                                              4,934              4,934
-------------------------------------------------------------------------------------------------------------------------------

Totals From Active Portfolio Investments                                                       $   2,572,769      $   2,426,548
                                                                                               ================================



Supplemental Information: Liquidated Portfolio Investments(B)


                                                                                                 Net
                                                                            Cost            Realized Gain                Return

Totals From Liquidated Portfolio Investments                          $    52,102,160     $     19,965,785     $     72,067,945
                                                                      =========================================================

                                                                                            Combined Net               Combined
                                                                                           Unrealized and            Fair Value
                                                                            Cost            Realized Gain            and Return

Totals From Active and Liquidated Portfolio
Investments                                                           $    54,674,929     $     19,819,564     $     74,494,493
                                                                      =========================================================

(A)  Public company
(B)  Amounts  provided  for  "Supplemental  Information:   Liquidated  Portfolio
     Investments" are cumulative from inception through September 30, 1994.
* May be deemed an affiliated person of the Partnership as defined in the Investment Company Act of 1940. See notes to financial statements.

ML VENTURE PARTNERS I, L.P.
STATEMENTS OF OPERATIONS
For The Years Ended September 30,


                                                                                    1995             1994            1993
                                                                                --------------   ------------   ---------

INVESTMENT INCOME AND EXPENSES

Interest and dividends                                                          $       61,893   $     36,467   $       137,052
                                                                                --------------   ------------   ---------------

Expenses:

Management fee - Note 4                                                                 69,449         60,561           110,353
Professional fees                                                                       78,961         60,161            71,510
Mailing and printing                                                                    35,567         39,226            65,371
Independent General Partners' fees - Note 5                                             63,000         63,000            66,000
Custodial fees                                                                           2,305          1,958             4,118
Miscellaneous                                                                              874            435                 -
                                                                                --------------   ------------   ---------------
Total expenses                                                                         250,156        225,341           317,352
                                                                                --------------   ------------   ---------------

NET INVESTMENT LOSS                                                                   (188,263)      (188,874)         (180,300)

Net realized gain (loss) from portfolio investments                                    270,546       (572,794)        4,673,251
                                                                                --------------   ------------   ---------------

NET REALIZED GAIN (LOSS) FROM OPERATIONS
   (allocable to Partners) - Note 3                                                     82,283       (761,668)        4,492,951

Net change in unrealized appreciation or depreciation
   of investments                                                                    1,813,846        724,206        (1,461,303)
                                                                                --------------   ------------   ---------------

NET INCREASE (DECREASE) IN NET ASSETS
   RESULTING FROM OPERATIONS                                                    $    1,896,129   $    (37,462)  $     3,031,648
                                                                                ==============   ============   ===============

See notes to financial statements.

ML VENTURE PARTNERS I, L.P.
STATEMENTS OF CASH FLOWS
For The Years Ended September 30,


                                                                                  1995            1994                1993
                                                                             -------------    --------------   -----------

CASH FLOWS PROVIDED FROM (USED FOR)
   OPERATING ACTIVITIES

Net investment loss                                                          $    (188,263)   $     (188,874)  $       (180,300)

Adjustments to reconcile  net  investment  loss to cash provided from (used for)
   operating activities:
(Increase) decrease in receivables                                                    (224)           (1,131)           503,472
(Increase) decrease in accrued interest on short-term
   investments                                                                     (10,311)            5,131             29,444
Increase (decrease) in payables                                                      1,662           (27,615)           (38,228)
                                                                             -------------    --------------   ----------------
Cash provided from (used for) operating activities                                (197,136)         (212,489)           314,388
                                                                             -------------    --------------   ----------------

CASH FLOWS PROVIDED FROM (USED FOR)
   INVESTING ACTIVITIES

Net proceeds from the sale of portfolio investments                                804,314           800,897          7,003,609
Cost of portfolio investments purchased                                                  -                 -           (175,004)
Net return (purchase) of short-term investments                                 (1,089,339)          948,776          3,502,495
                                                                             -------------    --------------   ----------------
Cash provided from (used for) investing activities                                (285,025)        1,749,673         10,331,100
                                                                             -------------    --------------   ----------------

CASH FLOWS USED FOR FINANCING ACTIVITIES

Cash distributions to Partners                                                           -        (1,552,300)       (10,500,000)
                                                                             -------------    --------------   ----------------

Increase (decrease) in cash and cash equivalents                                  (482,161)          (15,116)           145,488
Cash and cash equivalents at beginning of period                                   564,048           579,164            433,676
                                                                             -------------    --------------   ----------------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                                             $      81,887    $      564,048   $        579,164
                                                                             =============    ==============   ================

See notes to financial statements.

ML VENTURE PARTNERS I, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL
For The Years Ended September 30, 1993, 1994 and 1995


                                           Managing       Individual                         Net Unrealized
                                            General         General           Limited         Appreciation
                                            Partner        Partners          Partners        (Depreciation)           Total
Balance at September 30, 1992           $     257,256      $ 2,295        $   8,155,281      $     590,876      $     9,005,708
Cash distribution paid
January 26, 1993 - Note 6                           -            -           (3,300,000)                 -           (3,300,000)
Cash distribution paid
April 12, 1993 - Note 6                             -            -           (4,200,000)                 -           (4,200,000)
Allocation of net
investment loss - Note 3                       (1,803)         (12)            (178,485)                 -             (180,300)
Allocation of net realized
gain on investments - Note 3                  972,036          247            3,700,968                  -            4,673,251
Net change in unrealized
depreciation of investments                         -            -                    -         (1,461,303)          (1,461,303)
                                        -------------      -------        -------------      -------------      ---------------
Balance at September 30, 1993           $   1,227,489      $ 2,530        $   4,177,764(A)   $    (870,427)     $     4,537,356
Cash distribution paid
January 20, 1994 - Note 6                    (350,000)      (2,300)          (1,200,000)                 -           (1,552,300)
Allocation of net
investment loss - Note 3                       (1,889)         (12)            (186,973)                 -             (188,874)
Allocation of net realized loss
on investments - Note 3                      (119,141)         (30)            (453,623)                 -             (572,794)
Net change in unrealized
depreciation of investments                         -            -                    -            724,206              724,206
                                        -------------      -------        -------------      -------------      ---------------
Balance at September 30, 1994           $     756,459      $   188        $   2,337,168(A)   $    (146,221)     $     2,947,594
Accrued cash distribution paid
October 12, 1995 - Note 6                    (375,000)           -             (600,000)                 -             (975,000)
Allocation of net
investment loss - Note 3                       (1,883)         (12)            (186,368)                 -             (188,263)
Allocation of net realized gain
on investments - Note 3                        56,274           14              214,258                  -              270,546
Net change in unrealized
depreciation of investments                         -            -                    -          1,813,846            1,813,846
                                        -------------      -------        -------------      -------------      ---------------
Balance at September 30, 1995           $     435,850      $   190        $   1,765,058(A)   $   1,667,625      $     3,868,723
                                        =============      =======        =============      =============      ===============

(A) The net asset value per Unit of limited partnership interest, including an assumed allocation of net unrealized appreciation (depreciation) of investments, was $257, $185 and $291 for the fiscal years ended September 30, 1995, 1994 and 1993, respectively. Cumulative cash distributions, paid or accrued, to Limited Partners from inception to September 30, 1995, 1994 and 1993 totaled $5,800, $5,750 and $5,650, respectively.

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

The Partnership's objective is to realize long-term capital appreciation from its portfolio of venture capital investments. From 1982 to 1986, the Partnership assembled a portfolio of 34 venture capital investments in new and developing companies and other special investment situations. The Partnership does not engage in any other business or activity. At September 30, 1995, 33 of the 34 investments had been fully liquidated. The Partnership will not make investments in new companies and will not reinvest the proceeds from the sale of its remaining investments, except to make follow-on investments in existing companies, if necessary.

At a meeting held in October 1994, the Individual General Partners voted to extend the Partnership's termination date for an additional two-year period. As a result of this extension, the Partnership must terminate no later than December 31, 1996.

2.            Significant Accounting Policies

Valuation of Investments - Short-term investments are carried at amortized cost which approximates market. Portfolio investments are carried at cost until significant developments affecting an investment provide a basis for valuation. Thereafter, portfolio investments are carried at fair value as determined quarterly by the Managing General Partner under the supervision of the Individual General Partners. The venture capital portfolio investments held by the Partnership involve a high degree of business and financial risk that can result in substantial losses. The Managing General Partner considers such risks in determining the valuation of the Partnership's portfolio investments.

Investment Transactions - Investment transactions are recorded on the accrual method. Portfolio investments are recorded on the trade date, the date on which the Partnership obtains an enforceable right to demand the securities or payment therefor. Realized gains and losses on investments sold are computed on a specific identification basis.

Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the Partners for inclusion in their respective tax returns. The Partnership's net assets for financial reporting

ML VENTURE PARTNERS I, L.P.
NOTES TO FINANCIAL STATEMENTS



purposes differ from its net assets for tax purposes. Net unrealized appreciation of $1.7 million at September 30, 1995, which was recorded for financial statement purposes, was not recognized for tax purposes. Additionally, from inception to September 30, 1995, other timing differences relating to realized losses totaling $1.3 million have been recorded on the Partnership's financial statements but have not yet been reflected as realized losses for tax purposes.

Statements of Cash Flows -The Partnership considers its interest-bearing cash account to be cash equivalents.

3.            Allocation of Partnership Profits and Losses

The Partnership Agreement provides that the Managing General Partner will be allocated, on a cumulative basis over the life of the Partnership, 20% of net realized capital gains or 10% of net realized capital losses. The Partnership's net realized gains or losses in excess of this allocation to the Managing General Partner, as well as all other income, losses, deductions and credits, if any, will be allocated among all the Partners, including the Managing General Partner, in the proportion of their capital contributions to the Partnership. For the period from October 15, 1982 (commencement of operations) to September 30, 1995, the Partnership had a cumulative net realized gain of $20.2 million.

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

6.            Cash Distributions

On October 12, 1995, the Partnership made a cash distribution to Partners totaling $975,000; $600,000, or $50 per Unit, to Limited Partners of record on September 30, 1995, and $375,000 to the Managing General Partner. The distribution primarily represents proceeds received from the sale of portfolio investments.

ML VENTURE PARTNERS I, L.P.
NOTES TO FINANCIAL STATEMENTS



Cash distributions paid during the periods presented and cumulative cash distributions paid or accrued from inception through September 30, 1995 are listed below:

                                                               General                      Limited                  Per
Date of Distribution                                          Partners                     Partners              $5,000 Unit
--------------------                                       --------------             ---------------            -----------

Inception to September 30, 1992                            $    3,607,506             $    60,300,000             $  5,025
January 26, 1993                                                        0                   3,300,000                  275
April 12, 1993                                                          0                   4,200,000                  350
January 20, 1994                                                  352,300                   1,200,000                  100
October 12, 1995 (accrued)                                        375,000                     600,000                   50
                                                           --------------             ---------------             --------
Cumulative totals at September 30, 1995                    $    4,334,806             $    69,600,000             $  5,800
                                                           ==============             ===============             ========

7.            Short-Term Investments

At September 30, 1995, the Partnership held investments in short-term securities as detailed below (no short-term securities were held at September 30, 1994).

                                                            Maturity          Purchase          Amortized
Issuer                                           Yield        Date              Price             Cost             Face Value

B.M.W. U.S. Capital Corp.                       5.72%         10/2/95    $    1,089,339      $    1,099,650     $     1,100,000
                                                                         ==============      ==============     ===============

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

Individual General Partners

Cornelius H. Borman, Jr. (1)
23 Smith Street
Chappaqua, New York 10514
Age 80
Individual General Partner since 1982
Units of the Partnership beneficially owned at December 15, 1995 - None (3)
         Investment  Adviser with  Rockefeller  Family & Associates from 1952 to
         1980;  General  Partner  of  Venrock  Associates,   a  venture  capital
         partnership formed by the Rockefeller family, from 1969 to 1980.

Eric M. Javits (1)
1345 Avenue of the Americas
New York, New York 10105
Age 64
Individual General Partner since 1982
Units of the Partnership beneficially owned at December 15, 1995 - None (3)
         Senior counsel to Robinson, Brog, Leinwand, Reich, Genovese & Gluck, P.C. since 1994; Consultant to the United States Department of State from 1989 to 1990; Member of the law firm of Robinson, Brog, Leinwand, Reich, Genovese & Gluck, P.C. and its predecessor firms from 1958 to 1989 and a senior partner of such firm from 1964 to 1989.

William M. Kelly (1)
40 Wall Street
New York, New York 10005
Age 51
Individual General Partner since 1982
Units of the Partnership beneficially owned at December 15, 1995 - One (3)
         Associate of William T. Golden, Corporate Director and Trustee, since 1980; Vice President of National Aviation and Technology Company, a registered investment company, from 1977 to 1980; Individual General Partner of ML Venture Partners II, L.P.

Kevin K. Albert (2)
World Financial Center
North Tower
New York, New York 10281-1326
Age 43
Individual General Partner since 1991
Units of the Partnership beneficially owned at December 15, 1995 - None (3)
         President of the Management Company; Managing Director of Merrill Lynch & Co. Investment Banking Division ("MLIBK") since 1988; Vice President of MLIBK from 1983 to 1988.

(1)      Member of Audit Committee of the Individual General Partners.
(2)      Interested person, as defined in the Investment Company Act.
(3) Messrs. Borman, Javits and Kelly have each contributed $1,000 to the capital of the Partnership. Mr. Albert succeeded to the interest of a former Individual General Partner who contributed $1,000 to the capital of the Partnership.

The Managing General Partner

Merrill Lynch Venture Capital Co., L.P. (the "Managing General Partner") is a limited partnership organized on February 12, 1982 under the laws of the State of New York. The Managing General Partner maintains its principal office at North Tower, World Financial Center, New York, New York 10281-1326. The Managing General Partner has acted as the managing general partner of the Partnership since the Partnership commenced operations on October 15, 1982. The Managing General Partner is engaged in no other activities at the date hereof.

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

The Management Company is an indirect subsidiary of Merrill Lynch & Co., Inc. The Management Company, which was incorporated under Delaware law on January 25, 1982, maintains its principal office at North Tower, World Financial Center, New York, New York 10281-1326. Set forth below is information concerning the directors and officers of the Management Company. Unless otherwise noted, the address of each such person is in North Tower, World Financial Center, New York, New York, 10281-1326.

Kevin K. Albert
Director, President
Age 43
Officer or Director since 1990
         Managing Director of MLIBK since 1988; Vice President of MLIBK from 1983 to 1988.

Robert F. Aufenanger
Director, Executive Vice President
Age 42
Officer or Director since 1990
         Vice President of Merrill Lynch & Co. Corporate Strategy, Credit and Research and Director of the Partnership Management Group since 1991; Director of MLIBK from 1990 to 1991; Vice President of MLIBK from 1984 to 1990.

Robert W. Seitz
Director, Vice President
Age 49
Officer or Director since 1993
         First Vice President of Merrill Lynch & Co. Corporate Strategy, Credit and Research and a Managing Director within the Corporate Credit Division of Merrill Lynch since 1987.

Diane T. Herte
Vice President and Treasurer
Age 35
Officer or Director since 1995
         Assistant Vice President of Merrill Lynch & Co. Corporate Strategy, Credit and Research since 1992 and joined Merrill Lynch in 1984. Ms. Herte's responsibilities include controllership and financial management functions for certain partnerships for which subsidiaries of ML Leasing Equipment Corp., an affiliate of Merrill Lynch, are general partners.

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

Item 11.      Executive Compensation.

Compensation - The Partnership pays each Independent General Partner an annual fee of $15,000 in quarterly installments, $1,000 per meeting of the General Partners attended ($500 if a committee meeting is held on the same day as a meeting of the General Partners) and pays all non-interested Individual General Partners' actual out-of-pocket expenses relating to attendance at meetings. The Independent General Partners receive $1,000 for each meeting of the audit committee attended ($500 if the audit committee meeting is held on the same day as a meeting of the General Partners). The aggregate fees and expenses paid by the Partnership to the Independent General Partners for the fiscal years ended September 30, 1995, 1994 and 1993 totaled $63,000, $63,000 and $66,000, respectively.

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

For its fiscal year ended September 30, 1995, the Partnership had a net realized gain from its portfolio investments of $270,546. In accordance with the allocation procedure described above, the Managing General Partner was allocated $56,274 of such realized gain. For its fiscal year ended September 30, 1994, the Partnership had a net realized loss from its portfolio investments of $572,794. In accordance with the allocation procedure described above, the Managing General Partner was allocated $119,141 of such realized loss. For its fiscal year ended September 30, 1993, the Partnership had a net realized gain from its portfolio investments of $4,673,251. In accordance with the allocation procedure described above, the Managing General Partner was allocated $972,036 of such realized capital gain. The General Partners declared a cash distribution totaling $975,000; $600,000 payable to Limited Partners of record during the fiscal year ended September 30, 1995 and $375,000 to the General Partner. The General Partners declared a cash distribution totaling $1.2 million payable to Limited Partners of record during the fiscal year ended September 30, 1994. The General Partners also received a distribution totaling $352,300 during fiscal 1994. The General Partners declared two cash distributions totaling $7.5 million payable to Limited Partners of record during the fiscal year ended September 30, 1993.

Management Fee - The Management Agreement provides that as compensation for its services to the Partnership, the Management Company will receive a fee at the annual rate of 2% of the amount of the net assets of the Partnership. Such fee is determined and payable quarterly on the basis of the net assets of the Partnership at the end of each calendar quarter. For the fiscal years ended September 30, 1995, 1994 and 1993, management fees earned by the Management Company aggregated $69,000, $61,000 and $110,000, respectively.

Item 12.      Security Ownership of Certain Beneficial Owners and Management.

The information concerning the security ownership of the Individual General Partners set forth in Item 10 under the subcaption "Individual General Partners" is incorporated herein by reference.

As of December 15, 1995, no person or group is known by the Partnership to be the beneficial owner of more than 5 percent of the Units. Mr. Kelly, an Individual General Partner of the Partnership, owns one Unit or less than one percent of the total Units outstanding. The Individual General Partners and the directors and officers of the Management Company own as a group one Unit or less than one percent of the total Units outstanding.

The Partnership is not aware of any arrangement which may result, at a subsequent date, in a change of control of the Partnership.

Item 13.      Certain Relationships and Related Transactions.

Kevin K. Albert, a Director and President of the Management Company and a Managing Director of MLIBK, joined Merrill Lynch in 1981. Robert F. Aufenanger, a Director and Executive Vice President of the Management Company, a Vice President of Merrill Lynch & Co. Corporate Strategy, Credit and Research and a Director of the Partnership Management Department, joined Merrill Lynch in 1980. Robert W. Seitz, a Director and Vice President of the Management Company, a First Vice President of Merrill Lynch & Co. Corporate Strategy, Credit and Research and a Managing Director within the Corporate Credit Division of Merrill Lynch, joined Merrill Lynch in 1981. Diane T. Herte, a Vice President and Treasurer of the Management Company and an Assistant Vice President of Merrill Lynch & Co. Corporate Strategy, Credit and Research, joined Merrill Lynch in 1984.

Item 14.      Exhibits, Financial Statements, Schedules and Reports on Form 8-K.

(a)           1.    Financial Statements

                    Balance Sheets as of September 30, 1995 and 1994

                    Schedule of Portfolio Investments as of September 30, 1995 Schedule of Portfolio Investments as of September 30, 1994

                    Statements of Operations for the Years Ended September 30, 1995, 1994 and 1993

                    Statements of Cash Flows for the Years Ended September 30, 1995, 1994 and 1993

                    Statement of Changes in Partners' Capital for the Year Ended September 30, 1995 Statement of Changes in Partners' Capital for the Year Ended September 30, 1994 Statement of Changes in Partners' Capital for the Year Ended September 30, 1993

                    Notes to Financial Statements

              2. All other schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or the notes thereto.

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

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of December.


         ML VENTURE PARTNERS I, L.P.


By:      /s/     Kevin K. Albert
         Kevin K. Albert
         General Partner


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities indicated on the 15th day of December.

By:      Merrill Lynch Venture Capital Co., L.P.                     By:     /s/     Eric M. Javits
         its Managing General Partner                                        Eric M. Javits
                                                                             Individual General Partner
By:      Merrill Lynch Venture Capital Inc.                                  ML Venture Partners I, L.P.
         its General Partner


By:      /s/     Kevin K. Albert                                     By:     /s/     William M. Kelly
         -------------------------------------------------                   ------------------------
         Kevin K. Albert                                                     William M. Kelly
         President                                                           Individual General Partner
         (Principal Executive Officer)                                       ML Venture Partners I, L.P.


By:      /s/     Diane T. Herte                                      By:     /s/     Cornelius H. Borman, Jr.
         Diane T. Herte                                                      Cornelius H. Borman, Jr.
         Vice President and Treasurer                                        Individual General Partner
         (Principal Financial and Accounting Officer)                        ML Venture Partners I, L.P.