Form 10-Q
period 1995-12-31
ML VENTURE PARTNERS I L P /DE/
filed 1996-02-15
CIK 700607

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended December 31, 1995

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


Not applicable
================================================================================
Former name, former address and former fiscal year, if changed since last report


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


PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Balance Sheets as of December 31, 1995 (Unaudited) and September 30, 1995

Schedule of Portfolio Investments as of December 31, 1995 (Unaudited)

Statements of Operations for the Three Months Ended December 31, 1995 and 1994 (Unaudited)

Statements of Cash Flows for the Three Months Ended December 31, 1995 and 1994 (Unaudited)

Statement of Changes in Partners' Capital for the Three Months Ended December 31, 1995 (Unaudited)

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

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

ML VENTURE PARTNERS I, L.P.
BALANCE SHEETS

                                                                                December 31, 1995           September 30,
                                                                                       (Unaudited)                 1995
ASSETS

Investments - Note 2
   Portfolio investments, at fair value
     (cost $1,681,867 at December 31, 1995 and
     $1,825,917 at September 30, 1995)                                               $    4,890,169           $     3,493,542
   Short-term investments, at amortized cost                                                299,193                 1,099,650
Cash and cash equivalents                                                                    68,003                    81,887
Receivable from securities sold                                                             476,554                         -
Note receivable                                                                                   -                   213,084
Accrued interest receivable                                                                     222                     1,355
                                                                                     --------------           ---------------

TOTAL ASSETS                                                                         $    5,734,141           $     4,889,518
                                                                                     ==============           ===============

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

Cash distribution payable - Note 6                                                                            $       975,000
Accounts payable                                                                     $       23,419                     9,104
Due to Management Company - Note 4                                                           28,467                    19,441
Due to Independent General Partners - Note 5                                                 17,250                    17,250
                                                                                     --------------           ---------------
   Total liabilities                                                                         69,136                 1,020,795
                                                                                     --------------           ---------------

Partners' Capital:

Managing General Partner                                                                    504,242                   435,850
Individual General Partners                                                                     202                       190
Limited Partners (12,000 Units)                                                           1,952,259                 1,765,058
Unallocated net unrealized appreciation of investments - Note 2                           3,208,302                 1,667,625
                                                                                     --------------           ---------------
   Total partners' capital                                                                5,665,005                 3,868,723
                                                                                     --------------           ---------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                              $    5,734,141           $     4,889,518
                                                                                     ==============           ===============


See notes to financial statements.

ML VENTURE PARTNERS I, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
December 31, 1995

Active Portfolio Investments:

                                                                        Initial Investment
Company / Position                                                             Date                Cost              Fair Value

Inference Corporation(A)(B)(C)
317,461 shares of common stock                                             Feb. 1984          $    1,590,571    $     4,730,169
   Brightware, Inc.(C)
   332,157 shares of common stock                                                                     91,049            160,000
   Warrants to purchase 6,000 shares of common stock
     at $5.25 per share, expiring on 12/16/97                                                              0                  0
   Warrants to purchase 8,391 shares of common stock
     at $5.00 per share, expiring on 4/19/99                                                             247                  0
-------------------------------------------------------------------------------------------------------------------------------

Totals From Active Portfolio Investments                                                      $    1,681,867    $     4,890,169
                                                                                              =================================



Supplemental Information: Liquidated Portfolio Investments(D)

                                                                                Cost          Realized Gain              Return
Totals from Liquidated Portfolio Investments                              $   52,993,062      $   20,568,835    $    73,561,897
                                                                          -----------------------------------------------------

                                                                                              Combined Net             Combined
                                                                                             Unrealized and          Fair Value
                                                                                Cost          Realized Gain          and Return

Totals from Active and Liquidated Portfolio Investments                   $   54,674,929      $   23,777,137    $    78,452,066
                                                                          =====================================================


(A)  Public company

(B) In December 1995, the Partnership sold 25,000 common shares of Inference Corporation for $477,000, realizing a gain of $333,000. Additionally, in a non-cash transaction, the Partnership exchanged its warrants to purchase 14,391 shares of common stock for 10,304 common shares of the company.

(C) The securities of Inference Corporation and Brightware, Inc. held by the Partnership are considered non-income producing securities.

(D)  Amounts  provided  for  "Supplemental  Information:   Liquidated  Portfolio
     Investments" are cumulative from inception through December 31, 1995.

See notes to financial statements.

ML VENTURE PARTNERS I, L.P.
STATEMENTS OF OPERATIONS (UNAUDITED)
For the Three Months Ended December 31,


                                                                                                  1995                 1994
                                                                                              --------------       --------

INVESTMENT INCOME AND EXPENSES
   Interest income                                                                            $        5,087       $      6,800
                                                                                              --------------       ------------

   Expenses:

   Management fee - Note 4                                                                            28,467             14,807
   Professional fees                                                                                  23,387             30,316
   Mailing and printing                                                                               11,593              6,925
   Independent General Partners' fees - Note 5                                                        17,250             17,250
   Custodial fees                                                                                      1,039                417
   Miscellaneous                                                                                         250                250
                                                                                              --------------       ------------
   Total expenses                                                                                     81,986             69,965
                                                                                              --------------       ------------

NET INVESTMENT LOSS                                                                                  (76,899)           (63,165)

Net realized gain from portfolio investments                                                         332,504             32,668
                                                                                              --------------       ------------

NET REALIZED GAIN (LOSS) FROM OPERATIONS
   (allocable to Partners) - Note 3                                                                  255,605            (30,497)

Net change in unrealized appreciation of investments                                               1,540,677             29,488
                                                                                              --------------       ------------

NET INCREASE (DECREASE) IN NET ASSETS
   RESULTING FROM OPERATIONS                                                                  $    1,796,282       $     (1,009)
                                                                                              ==============       ============


See notes to financial statements.

ML VENTURE PARTNERS I, L.P.
STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Three Months Ended December 31,


                                                                                                  1995                 1994
                                                                                              ------------         --------

CASH FLOWS USED FOR OPERATING ACTIVITIES

Net investment loss                                                                           $    (76,899)        $    (63,165)

Adjustments  to  reconcile  net  investment  loss to  cash  used  for  operating activities:
Decrease in receivables                                                                              1,133                    -
(Increase) decrease in accrued interest on short-term investments                                    9,836                 (248)
Increase in payables                                                                                23,341                3,104
                                                                                              ------------         ------------
Cash used for operating activities                                                                 (42,589)             (60,309)
                                                                                              ------------         ------------

CASH FLOWS PROVIDED FROM (USED FOR) INVESTING
   ACTIVITIES

Net proceeds from the sale of portfolio investments                                                      -              103,000
Net return from (purchase of) short-term investments                                               790,621             (497,686)
Repayment of note                                                                                  213,084                    -
                                                                                              ------------         ------------
Cash provided from (used for) investing activities                                               1,003,705             (394,686)
                                                                                              ------------         ------------

CASH FLOWS USED FOR FINANCING ACTIVITIES

Cash distribution to Partners                                                                     (975,000)                   -
                                                                                              ------------         ------------

Decrease in cash and cash equivalents                                                              (13,884)            (454,995)
Cash and cash equivalents at beginning of period                                                    81,887              564,048
                                                                                              ------------         ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                    $     68,003         $    109,053
                                                                                              ============         ============


See notes to financial statements.

ML VENTURE PARTNERS I, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)
For the Three Months Ended December 31, 1995


                                                                                              Unallocated
                                        Managing        Individual                       Net Unrealized
                                         General          General          Limited          Appreciation of
                                         Partner         Partners         Partners            Investments            Total

Balance at beginning of
period                                $    435,850        $  190       $    1,765,058        $   1,667,625      $     3,868,723

Net investment loss                           (769)           (5)             (76,125)                   -              (76,899)

Net realized gain from
investments                                 69,161            17              263,326                    -              332,504

Net change in unrealized
appreciation of investments                      -             -                    -            1,540,677            1,540,677
                                      ------------        ------       --------------        -------------      ---------------

Balance at end of period              $    504,242        $  202       $    1,952,259(A)     $   3,208,302      $     5,665,005
                                      ============        ======       ==============        =============      ===============


(A) The net asset value per Unit of limited partnership interest, including an assumed allocation of net unrealized appreciation, is $374. Each Unit represents an original capital contribution of $5,000. Cumulative cash distributions paid through December 31, 1995 total $5,800 per Unit.

See notes to financial statements.

ML VENTURE PARTNERS I, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.       Organization and Purpose

ML Venture Partners I, L.P. (the "Partnership") is a Delaware limited partnership formed on February 12, 1982. The Partnership's operations commenced on October 15, 1982. Merrill Lynch Venture Capital Co., L.P., the managing general partner of the Partnership (the "Managing General Partner"), is a New York limited partnership formed on February 12, 1982, the general partner of which is Merrill Lynch Venture Capital Inc. (the "Management Company"), an indirect subsidiary of Merrill Lynch & Co., Inc. The Partnership is scheduled to terminate no later than December 31, 1996.

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

2.       Significant Accounting Policies

Valuation of Investments - Short-term investments are carried at amortized cost which approximates market. Portfolio investments are carried at cost until significant developments affecting an investment provide a basis for valuation. Thereafter, portfolio investments are carried at fair value as determined quarterly by the Managing General Partner under the supervision of the Individual General Partners. The venture capital portfolio investments held by the Partnership involve a high degree of business and financial risk that can result in substantial losses. The Managing General Partner considers such risks in determining the valuation of the Partnership's portfolio investments. Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Investment Transactions - Investment transactions are recorded on the accrual method. Portfolio investments are recorded on the trade date, the date on which the Partnership obtains an enforceable right to demand the securities or payment therefor. Realized gains and losses on investments sold are computed on a specific identification basis. Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the Partners for inclusion in their respective tax returns. The Partnership's net assets for financial reporting purposes differ from its net assets for tax purposes. Net unrealized appreciation of $3.2 million at December 31, 1995, which was recorded for financial statement purposes, was not recognized for tax purposes. Statements of Cash Flows - The Partnership considers its interest-bearing cash account to be cash equivalents.

ML VENTURE PARTNERS I, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

3.       Allocation of Partnership Profits and Losses

The Partnership Agreement provides that the Managing General Partner will be allocated, on a cumulative basis over the life of the Partnership, 20% of net realized capital gains or 10% of net realized capital losses. The Partnership's net realized gains or losses in excess of this allocation to the Managing General Partner, as well as all other income, losses, deductions and credits, if any, will be allocated among all the Partners, including the Managing General Partner, in the proportion of their capital contributions to the Partnership. For the period from October 15, 1982 (commencement of operations) to December 31, 1995, the Partnership had cumulative net realized capital gains of $20.6 million.

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

6.       Cash Distributions

Cash distributions paid during the quarter ended December 31, 1995 and cumulative cash distributions paid from inception to December 31, 1995 are listed below:

                                                                  General                  Limited              Per $5,000
Distribution Date                                                Partners                 Partners                 Unit
------------------------------------------------             --------------           ---------------         ---------
Inception to September 30, 1995                              $    3,960,000           $    69,000,000           $   5,750
October 12, 1995                                                    375,000                   600,000                  50
                                                             --------------           ---------------           ---------

Cumulative totals at December 31, 1995                       $    4,335,000           $    69,600,000           $   5,800
                                                             ==============           ===============           =========

7.       Interim Financial Statements

In the opinion of Merrill Lynch Venture Capital Co., L.P., the managing general partner of the Partnership, the unaudited financial statements as of December 31, 1995, and for the three month period then ended reflect all adjustments necessary for the fair presentation of the results of the interim period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
On October 12, 1995, the Partnership made a cash distribution to Partners totaling $975,000; $600,000, or $50 per Unit, to Limited Partners of record on September 30, 1995 and $375,000 to the Managing General Partner.

At December 31, 1995, the Partnership held $299,000 in short-term investments with maturities of less than one year and $68,000 in an interest bearing cash account. Funds needed to cover future operating expenses will be obtained from the Partnership's existing cash reserves and from the sale of its remaining portfolio investments.

At December 31, 1995, the Partnership's remaining investments had a cost of $1.7 million and a fair value of $4.9 million. It is expected that the Partnership's remaining investments and all other assets will be liquidated during the 1996 calendar year.

Results of Operations
For the three months ended December 31, 1995 and 1994, the Partnership had a net realized gain from operations of $256,000 and a net realized loss from operations $30,000, respectively. Net realized gain or loss from operations is comprised of 1) net realized gains or losses from portfolio investments and 2) net investment income or loss.

Realized Gains and Losses from Portfolio Investments - For the three months ended December 31, 1995, the Partnership had a $333,000 net realized gain resulting from the sale of 25,000 shares of Inference Corporation in the public market. Gross proceeds from the sale totaling $477,000 were received in January 1996.

For the three months ended December 31, 1994, the Partnership had a $33,000 net realized gain from its portfolio investments. In December 1994, the Partnership sold 10,000 common shares of Acuity Imaging, Inc. in the public market for $81,000, realizing a gain of $11,000. Additionally in December 1994, the Partnership sold 150,000 common shares of DTC Data Technology Corporation, a portfolio investment previously written-off, for $22,000, realizing a gain of $22,000.

Investment Income and Expenses - Net investment loss (investment income less operating expenses) for the three months ended December 31, 1995 and 1994 was $77,000 and $63,000, respectively. The increase in net investment loss primarily resulted from a $14,000 increase in the management fee for the 1995 period compared to the same period in 1994.

The Management Company receives a management fee at the annual rate of 2% of the net assets of the Partnership. Such fee is determined and payable on the basis of the Partnership's net assets at the end of each calendar quarter. Changes in the management fee are due to fluctuations in the Partnership's net assets. The increased management fee for the 1995 period compared to the 1994 period primarily reflects the increased fair value of the Partnership's investment in Inference Corporation, which completed its initial public offering in June 1995. The management fee and other expenses incurred directly by the Partnership are paid with funds provided from operations. Funds provided from operations are obtained from interest earned from short-term investments and proceeds received from the sale of portfolio investments.

Unrealized Gains and Losses and Changes in Unrealized Appreciation or Depreciation of Investments - For the three months ended December 31, 1995, the Partnership had a $1.6 million unrealized gain from its portfolio investments. This unrealized gain resulted from the upward revaluation of the Partnership's investment in Inference Corporation, reflecting the increased public market value of the companies common stock at the end of the quarter. Additionally during the period, the Partnership transferred $102,000 from unrealized gain to realized gain relating to the 25,000 shares of Inference sold during the quarter, as discussed above. As a result, net unrealized appreciation of investments increased $1.5 million for the three months ended December 31, 1995.

For the three months ended December 31, 1994, the Partnership had an unrealized gain from its portfolio investments of $14,000 resulting from the increased public market price of the common stock of Acuity Imaging, Inc. Additionally during the period, the Partnership reversed unrealized loss reserves of $16,000 due to the sale of Acuity shares during the quarter, as discussed above. As a result, net unrealized appreciation of investments increased $30,000 for the three months ended December 31, 1994.

Net Assets - For the three months ended December 31, 1995, the Partnership had a $1.8 million net increase in net assets resulting from operations comprised of the $1.5 million increase in net unrealized appreciation and the $256,000 net realized gain from operations for the three month period.

For the three months ended December 31, 1994, the Partnership had a $1,000 net decrease in net assets resulting from operations comprised of the $30,000 net realized loss from operations offset by the $29,000 increase in net unrealized appreciation for the three month period.

Gains and losses from investments are allocated to the Partners' capital accounts when realized in accordance with the Partnership Agreement (see Note 3 of Notes to Financial Statements). However, for purposes of calculating the net asset value per Unit, net unrealized appreciation of investments has been included as if it had been realized and allocated to the Limited Partners in accordance with the Partnership Agreement. Pursuant to such calculation, the net asset value per $5,000 Unit at December 31, 1995 and September 30, 1995 was $374 and $257, respectively.

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


         /s/     Kevin K. Albert
By:      Kevin K. Albert
         General Partner


By:      Merrill Lynch Venture Capital Co., L.P.
         its Managing General Partner


By:      Merrill Lynch Venture Capital Inc.
         its General Partner


By:      /s/     Kevin K. Albert
         Kevin K. Albert
         President
         (Principal Executive Officer)


By:      /s/     Diane T. Herte
         Diane T. Herte
         Treasurer
         (Principal Financial and Accounting Officer)


Date:    February 13, 1996