Form 10-Q
period 1996-03-31
ML VENTURE PARTNERS I L P /DE/
filed 1996-05-14
CIK 700607

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 1996

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


PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Balance Sheets as of March 31, 1996 (Unaudited) and September 30, 1995

Schedule of Portfolio Investments as of March 31, 1996 (Unaudited)

Statements of Operations for the Three and Six Months Ended March 31, 1996 and 1995 (Unaudited)

Statements of Cash Flows for the Six Months Ended March 31, 1996 and 1995 (Unaudited)

Statement of Changes in Partners' Capital for the Six Months Ended March 31, 1996 (Unaudited)

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

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

ML VENTURE PARTNERS I, L.P.
BALANCE SHEETS

                                                                                     March 31, 1996         September 30,
                                                                                       (Unaudited)                 1995
ASSETS

Investments - Note 2
   Portfolio investments, at fair value
     (cost $1,105,668 at March 31, 1996 and
     $1,825,917 at September 30, 1995)                                               $    3,621,746           $     3,493,542
   Short-term investments, at amortized cost                                              1,838,879                 1,099,650
Cash and cash equivalents                                                                   766,582                    81,887
Note receivable                                                                                   -                   213,084
Receivable from securities sold                                                             138,750                         -
Accrued interest receivable                                                                   1,287                     1,355
                                                                                     --------------           ---------------

TOTAL ASSETS                                                                         $    6,367,244           $     4,889,518
                                                                                     ==============           ===============

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

Cash distribution payable - Note 6                                                   $            -           $       975,000
Accounts payable                                                                             33,546                     9,104
Due to Management Company - Note 4                                                           31,597                    19,441
Due to Independent General Partners - Note 5                                                 14,250                    17,250
                                                                                     --------------           ---------------
   Total liabilities                                                                         79,393                 1,020,795
                                                                                     --------------           ---------------

Partners' Capital:

Managing General Partner                                                                    790,517                   435,850
Individual General Partners                                                                     271                       190
Limited Partners (12,000 Units)                                                           2,980,985                 1,765,058
Unallocated net unrealized appreciation of investments - Note 2                           2,516,078                 1,667,625
                                                                                     --------------           ---------------
   Total partners' capital                                                                6,287,851                 3,868,723
                                                                                     --------------           ---------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                              $    6,367,244           $     4,889,518
                                                                                     ==============           ===============

See notes to financial statements.

ML VENTURE PARTNERS I, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
March 31, 1996

ACTIVE PORTFOLIO INVESTMENTS:


                                                                        Initial Investment
Company / Position                                                             Date                Cost              Fair Value
Inference Corporation(A)(B)(C)
217,461 shares of common stock                                             Feb. 1984           $   1,014,372      $   3,419,574
   Brightware, Inc.(C)
     332,157 shares of common stock                                                                   91,049            199,294
     Warrants to purchase 6,000 shares of common stock
       at $.40 per share, expiring on 12/16/97                                                             0              1,200
     Warrants to purchase 8,391 shares of common stock
     ` at $.40 per share, expiring on 4/19/99                                                            247              1,678
- -------------------------------------------------------------------------------------------------------------------------------

TOTALS FROM ACTIVE PORTFOLIO INVESTMENTS                                                       $   1,105,668      $   3,621,746
                                                                                               ================================



SUPPLEMENTAL INFORMATION: LIQUIDATED PORTFOLIO INVESTMENTS(D)

                                                                                                 Net
                                                                            Cost            Realized Gain                Return
TOTALS FROM LIQUIDATED PORTFOLIO
INVESTMENTS                                                            $   53,569,261       $   21,948,253      $    75,517,514
                                                                       ========================================================

                                                                                            Combined Net               Combined
                                                                                           Unrealized and            Fair Value
                                                                            Cost            Realized Gain            and Return
TOTALS FROM ACTIVE AND LIQUIDATED
PORTFOLIO INVESTMENTS                                                  $   54,674,929       $   24,464,331      $    79,139,260
                                                                       ========================================================

(A)    Public company

(B) During the three months ended March 31, 1996, the Partnership sold 100,000 shares of Inference Corporation common stock for $1.96 million, realizing a gain of $1.38 million.

(C) The securities of Inference Corporation and Brightware, Inc. held by the Partnership are considered non-income producing securities.

(D) Amounts provided for "Supplemental Information: Liquidated Portfolio Investments" are cumulative from inception through March 31, 1996.


See notes to financial statements.

ML VENTURE PARTNERS I, L.P.
STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                       Three Months Ended               Six Months Ended
                                                                            March 31,                       March 31,

                                                                      1996            1995             1996           1995
                                                                 ------------     ------------   --------------    -------

INVESTMENT INCOME AND EXPENSES
   Interest income                                               $     15,557     $     12,297   $       20,644    $     19,097
                                                                 ------------     ------------   --------------    ------------

   Expenses:

   Management fee - Note 4                                             31,597           15,869           60,064          30,676
   Professional fees                                                   22,264           29,349           45,651          59,665
   Mailing and printing                                                 9,437           15,398           21,030          22,323
   Independent General Partners' fees - Note 5                         14,250           14,626           31,500          31,876
   Custodial fees                                                         823              507            1,862             924
   Miscellaneous                                                        1,534              248            1,784             498
                                                                 ------------     ------------   --------------    ------------
   Total expenses                                                      79,905           75,997          161,891         145,962
                                                                 ------------     ------------   --------------    ------------

NET INVESTMENT LOSS                                                   (64,348)         (63,700)        (141,247)       (126,865)

Net realized gain from portfolio investments                        1,379,418          119,394        1,711,922         152,062
                                                                 ------------     ------------   --------------    ------------

NET REALIZED GAIN FROM OPERATIONS
   (allocable to Partners) - Note 3                                 1,315,070           55,694        1,570,675          25,197

Net change in unrealized appreciation or
   depreciation of investments                                       (692,224)         155,671          848,453         185,159
                                                                 ------------     ------------   --------------    ------------

NET INCREASE IN NET ASSETS RESULTING
   FROM OPERATIONS                                               $    622,846     $    211,365   $    2,419,128    $    210,356
                                                                 ============     ============   ==============    ============

See notes to financial statements.

ML VENTURE PARTNERS I, L.P.
STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Six Months Ended March 31,


                                                                                                1996                  1995
                                                                                            -------------         --------

CASH FLOWS USED FOR OPERATING ACTIVITIES
Net investment loss                                                                         $    (141,247)        $    (126,865)

Adjustments  to  reconcile  net  investment  loss to  cash  used  for  operating activities:
(Increase) decrease in receivables                                                                     68                  (597)
Decrease in accrued interest on short-term investments                                              5,640                     -
Increase in payables, net                                                                          33,598                 9,014
                                                                                            -------------         -------------
Cash used for operating activities                                                               (101,941)             (118,448)
                                                                                            -------------         -------------

CASH FLOWS PROVIDED FROM INVESTING ACTIVITIES

Net proceeds from the sale of portfolio investments                                             2,293,421               393,388
Net purchase of short-term investments                                                           (744,869)                    -
Repayment of note                                                                                 213,084                     -
                                                                                            -------------         -------------
Cash provided from investing activities                                                         1,761,636               393,388
                                                                                            -------------         -------------

CASH FLOWS USED FOR FINANCING ACTIVITIES

Cash distributions to Partners                                                                   (975,000)                    -
                                                                                            -------------         -------------

Increase in cash and cash equivalents                                                             684,695               274,940
Cash and cash equivalents at beginning of period                                                   81,887               564,048
                                                                                            -------------         -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                  $     766,582         $     838,988
                                                                                            =============         =============


See notes to financial statements.

ML VENTURE PARTNERS I, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)
For the Six Months Ended March 31, 1996


                                                                                              Unallocated
                                        Managing        Individual                          Net Unrealized
                                         General          General          Limited           Appreciation
                                         Partner         Partners         Partners          of Investments           Total

Balance at beginning of
period                                 $    435,850       $  190       $    1,765,058        $    1,667,625     $     3,868,723

Net investment loss                          (1,413)          (9)            (139,825)                    -            (141,247)

Net realized gain from
portfolio investments                       356,080           90            1,355,752                     -           1,711,922

Net change in unrealized
appreciation of investments                       -            -                    -               848,453             848,453
                                       ------------       ------       --------------        --------------     ---------------

Balance at end of period               $    790,517       $  271       $    2,980,985(A)     $    2,516,078     $     6,287,851
                                       ============       ======       ==============        ==============     ===============


(A) The net asset value per Unit of limited partnership interest, including an assumed allocation of net unrealized appreciation, is $414. Each Unit represents an original capital contribution of $5,000. Cumulative cash distributions paid through March 31, 1996 total $5,800 per Unit.

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

2.       Significant Accounting Policies

Valuation of Investments - Short-term investments are carried at amortized cost which approximates market. Portfolio investments are carried at cost until significant developments affecting an investment provide a basis for valuation. Thereafter, portfolio investments are carried at fair value as determined quarterly by the Managing General Partner under the supervision of the Individual General Partners. The venture capital portfolio investments held by the Partnership involve a high degree of business and financial risk that can result in substantial losses. The Managing General Partner considers such risks in determining the valuation of the Partnership's portfolio investments. Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Investment Transactions - Investment transactions are recorded on the accrual method. Portfolio investments are recorded on the trade date, the date on which the Partnership obtains an enforceable right to demand the securities or payment therefor. Realized gains and losses on investments sold are computed on a specific identification basis. Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the Partners for inclusion in their respective tax returns. The Partnership's net assets for financial reporting purposes differ from its net assets for tax purposes. Net unrealized appreciation of $2.5 million at March 31, 1996, which was recorded for financial statement purposes, was not recognized for tax purposes. Statements of Cash Flows - The Partnership considers its interest-bearing cash account to be cash equivalents.

ML VENTURE PARTNERS I, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

3.       Allocation of Partnership Profits and Losses

The Partnership Agreement provides that the Managing General Partner will be allocated, on a cumulative basis over the life of the Partnership, 20% of net realized capital gains or 10% of net realized capital losses. The Partnership's net realized gains or losses in excess of this allocation to the Managing General Partner, as well as all other income, losses, deductions and credits, if any, will be allocated among all the Partners, including the Managing General Partner, in the proportion of their capital contributions to the Partnership. For the period from October 15, 1982 (commencement of operations) to March 31, 1996, the Partnership had cumulative net realized capital gains of $21.9 million.

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

6.       Cash Distributions

Cash distributions paid during the periods presented and cumulative cash distributions paid from inception to March 31, 1996 are listed below:

                                                                             General           Limited          Per $5,000
Distribution Date                                                           Partners          Partners             Unit
- ------------------------------------------------------------            --------------    ----------------    ---------
Inception to September 30, 1995                                         $    3,959,806    $     69,000,000      $   5,750
October 12, 1995 (accrued at September 30, 1995)                               375,000             600,000             50
                                                                        --------------    ----------------      ---------
Cumulative totals at March 31, 1996                                     $    4,334,806    $     69,600,000      $   5,800
                                                                        ==============    ================      =========

On May 1, 1996, the General Partners approved an additional cash distribution to Partners totaling $2.9 million; $2.1 million, or $175 per Unit, to Limited Partners of record on June 30, 1996, and $824,898 to the General Partners. The distribution is scheduled to be paid in July 1996.

7.       Interim Financial Statements

In the opinion of Merrill Lynch Venture Capital Co., L.P., the managing general partner of the Partnership, the unaudited financial statements as of March 31, 1996, and for the three and six month periods then ended reflect all adjustments necessary for the fair presentation of the results of the interim periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
On October 12, 1995, the Partnership made a cash distribution to Partners totaling $975,000; $600,000, or $50 per Unit, to Limited Partners of record on September 30, 1995 and $375,000 to the Managing General Partner. At March 31, 1996, cumulative cash distributions to Partners totaled $73.9 million; $69.6 million, or $5,800 per Unit, to the Limited Partners, and $4.3 million to the General Partners.

During the six months ended March 31, 1996, the Partnership received proceeds totaling $2.3 million from the sale of 125,000 shares of Inference Corporation common stock. At March 31, 1996, the Partnership held $1.8 million in short-term investments with maturities of less than one year and $767,000 in an interest bearing cash account. The Partnership sold an additional 20,000 shares of Inference in April 1996 for $375,000.

As a result, on May 1, 1996, the General Partners approved a cash distribution to Partners totaling $2.9 million; $2.1 million, or $175 per Unit, to Limited Partners of record on June 30, 1996, and $824,898 to the General Partners. The distribution is scheduled to be paid in July 1996.

At March 31, 1996, the Partnership had remaining investments with a cost of $1.1 million and a fair value of $3.6 million. It is expected that the Partnership's remaining investments and all other assets will be liquidated in a timely manner to allow for the Partnership's termination by December 31, 1996. Funds needed to cover future operating expenses will be obtained from the Partnership's existing cash reserves and from the sale of its remaining portfolio investments.

Results of Operations
For the three and six months ended March 31, 1996, the Partnership had a net realized gain from operations of $1.3 million and $1.6 million, respectively. For the three and six months ended March 31, 1995, the Partnership had a net realized gain from operations of $56,000 and $25,000, respectively. Net realized gain or loss from operations is comprised of 1) net realized gains or losses from portfolio investments and 2) net investment income or loss.

Realized Gains and Losses from Portfolio Investments - For the three and six months ended March 31, 1996, the Partnership had net realized gains from portfolio investments totaling $1.4 million and $1.7 million, respectively, resulting from the sale of 25,000 shares of Inference Corporation common stock in December 1995 and 100,000 shares of Inference during the three months ended March 31, 1996.

For the three and six months ended March 31, 1995, the Partnership had a net realized gain from its portfolio investments of $119,000 and $152,000, respectively. During the quarter ended March 31, 1995, the Partnership sold 30,000 shares of Acuity Imaging, Inc., realizing a gain of $51,000 and sold 470,000 shares of DTC Data Technology Corporation, realizing a gain of $68,000. For the quarter ended December 31, 1994, the Partnership realized gains totaling $33,000 from the sale of 10,000 shares of Acuity and 150,000 shares of DTC.

Investment Income and Expenses - Net investment loss (investment income less operating expenses) for the three months ended March 31, 1996 and 1995 was $64,000 for both periods. The management fee for the three months ended March 31, 1996 was $32,000, compared to $16,000 for the same period in 1995. The increase in the management fee, as discussed below, was mostly offset by a $12,000 decline in other operating expenses and a $3,000 increase in interest income from short-term investments for the 1996 period compared to the same period in 1995. Net investment loss for the six months ended March 31, 1996 and 1995 was $141,000 and $127,000, respectively. The increase in net investment loss for the six months ended March 31, 1996 compared to the same period in 1995, primarily resulted from a $29,000 increase in the management fee, as discussed below, partially offset by a $14,000 decrease in professional fees for the 1996 period.

The Management Company receives a management fee at the annual rate of 2% of the net assets of the Partnership. Such fee is determined and payable on the basis of the Partnership's net assets at the end of each calendar quarter. Changes in the management fee are due to fluctuations in the Partnership's net assets. The increased management fee for the three and six months ended March 31, 1996 compared to the same periods in 1995 primarily reflects the increased fair value of the Partnership's investment in Inference Corporation during the 1996 periods. The management fee and other expenses incurred directly by the Partnership are paid with funds provided from operations. Funds provided from operations are obtained from interest earned from short-term investments and proceeds received from the sale of portfolio investments.

Unrealized Gains and Losses and Changes in Unrealized Appreciation or Depreciation of Investments - For the three and six months ended March 31, 1996, the Partnership had an unrealized gain of $222,000 and $1.9 million, respectively, primarily resulting from the upward revaluation of the Partnership's investment in Inference Corporation, reflecting the increased public market value of the company's common stock for these periods.
Additionally, for the six months ended March 31, 1996, $1 million was transferred from unrealized gain to realized gain relating to the 125,000 shares of Inference sold during the period. As a result, net unrealized appreciation of investments increased $848,000 for the six months ended March 31, 1996.

For the three and six months ended March 31, 1995, the Partnership had an unrealized gain of $113,000 and $127,000, respectively, resulting from the upward revaluation of its investment in Acuity Imaging, Inc. Additionally, for the six months ended March 31, 1995, $58,000 of prior period loss reserves were reversed due to the sale of Acuity shares during the period. As a result, net unrealized appreciation of investments increased $185,000 for the six months ended March 31, 1995.

Net Assets - At March 31, 1996, the Partnership's net assets were $6.3 million, an increase of $2.4 million from $3.9 million at September 30, 1995. The $2.4 million increase was comprised of the $1.6 million net realized gain from operations and the $848,000 increase in net unrealized appreciation for the six month period.

At March 31, 1995, the Partnership's net assets were $3.2 million, an increase of $210,000 from $2.9 million at September 30, 1994. The $210,000 increase was comprised of the $25,000 net realized gain from operations and the $185,000 increase in net unrealized appreciation for the six month period.

Gains and losses from investments are allocated to the Partners' capital accounts when realized in accordance with the Partnership Agreement (see Note 3 of Notes to Financial Statements). However, for purposes of calculating the net asset value per Unit, net unrealized appreciation of investments has been included as if it had been realized and allocated to the Limited Partners in accordance with the Partnership Agreement. Pursuant to such calculation, the net asset value per $5,000 Unit at March 31, 1996 and September 30, 1995 was $414 and $257, respectively.

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


Date:    May 14, 1996