Form 10-Q
period 1996-06-30
ML VENTURE PARTNERS I L P /DE/
filed 1996-08-14
CIK 700607

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 1996

Or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                     to
                             Commission file number 0-10179


                           ML VENTURE PARTNERS I, L.P.
===============================================================================
             (Exact name of registrant as specified in its charter)


Delaware                                                             13-3115686
===============================================================================
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


World Financial Center, North Tower
New York, New York                                                   10281-1326
===============================================================================
(Address of principal executive offices)                             (Zip Code)


Registrant's telephone number, including area code: (212) 449-1000


Not applicable
===============================================================================
Former name, former address and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                           ML VENTURE PARTNERS I, L.P.

                                      INDEX


PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Balance Sheets as of June 30, 1996 (Unaudited) and September 30, 1995

Statements of Operations for the Three and Nine Months Ended June 30, 1996 and 1995 (Unaudited)

Statements of Cash Flows for the Nine Months Ended June 30, 1996 and 1995 (Unaudited)

Statement of Changes in Partners' Capital for the Nine Months Ended June 30, 1996 (Unaudited)

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

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

ML VENTURE PARTNERS I, L.P.
BALANCE SHEETS


                                                                                       June 30, 1996        September 30,
                                                                                        (Unaudited)                1995
ASSETS

Investments - Note 2
   Short-term investments, at amortized cost                                          $    6,965,255          $     1,099,650
   Portfolio investments, at fair value
     (cost $1,825,917 at September 30, 1995) - Note 3                                              -                3,493,542
Cash and cash equivalents                                                                    202,611                   81,887
Note receivable                                                                                    -                  213,084
Accrued interest receivable                                                                      882                    1,355
                                                                                      --------------          ---------------

TOTAL ASSETS                                                                          $    7,168,748          $     4,889,518
                                                                                      ==============          ===============

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

Cash distribution payable - Note 7                                                    $    2,924,898          $       975,000
Accounts payable                                                                              14,995                    9,104
Due to Management Company - Note 5                                                            21,073                   19,441
Due to Independent General Partners - Note 6                                                  14,250                   17,250
                                                                                      --------------          ---------------
   Total liabilities                                                                       2,975,216                1,020,795
                                                                                      --------------          ---------------

Partners' Capital:

Managing General Partner                                                                     662,585                  435,850
Individual General Partners                                                                      237                      190
Limited Partners (12,000 Units)                                                            3,530,710                1,765,058
Unallocated net unrealized appreciation of investments - Note 2                                    -                1,667,625
                                                                                      --------------          ---------------
   Total partners' capital                                                                 4,193,532                3,868,723
                                                                                      --------------          ---------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                               $    7,168,748          $     4,889,518
                                                                                      ==============          ===============


See notes to financial statements.

ML VENTURE PARTNERS I, L.P.
STATEMENTS OF OPERATIONS (UNAUDITED)



                                                                       Three Months Ended               Nine Months Ended
                                                                            June 30,                        June 30,

                                                                      1996           1995             1996            1995
                                                                 -------------    ------------   --------------    -------

INVESTMENT INCOME AND EXPENSES
   Interest and dividends                                        $      59,951    $     22,620   $       80,595    $     41,717
                                                                 -------------    ------------   --------------    ------------

   Expenses:

   Management fee - Note 5                                              21,073          19,332           81,139          50,008
   Professional fees                                                    20,511          14,282           66,162          73,947
   Mailing and printing                                                  6,084           6,426           27,114          28,749
   Independent General Partners' fees - Note 6                          14,250          14,250           45,750          46,126
   Custodial fees                                                        1,318             691            3,178           1,615
   Miscellaneous                                                             -               -            1,784             498
                                                                 -------------    ------------   --------------    ------------
   Total expenses                                                       63,236          54,981          225,127         200,943
                                                                 -------------    ------------   --------------    ------------

NET INVESTMENT LOSS                                                     (3,285)        (32,361)        (144,532)       (159,226)

Net realized gain from portfolio investments                         3,349,942          52,252        5,061,864         204,314
                                                                 -------------    ------------   --------------    ------------

NET REALIZED GAIN FROM OPERATIONS
   (allocable to Partners) - Note 3                                  3,346,657          19,891        4,917,332          45,088

Net change in unrealized appreciation of investments                (2,516,078)        669,181       (1,667,625)        854,340
                                                                 -------------    ------------   --------------    ------------

NET INCREASE IN NET ASSETS RESULTING
   FROM OPERATIONS                                               $     830,579    $    689,072   $    3,249,707    $    899,428
                                                                 =============    ============   ==============    ============


See notes to financial statements.

ML VENTURE PARTNERS I, L.P.
STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Nine Months Ended June 30,



                                                                                                   1996               1995
                                                                                               -------------      --------

CASH FLOWS USED FOR OPERATING ACTIVITIES
Net investment loss                                                                            $    (144,532)     $    (159,226)

Adjustments  to  reconcile  net  investment  loss to  cash  used  for  operating activities:
(Increase) decrease in receivables                                                                       473               (850)
Increase in accrued interest on short-term investments                                               (22,463)            (3,789)
Increase in payables                                                                                   4,523                497
                                                                                               -------------      -------------
Cash used for operating activities                                                                  (161,999)          (163,368)
                                                                                               -------------      -------------

CASH FLOWS PROVIDED FROM (USED FOR) INVESTING
   ACTIVITIES

Net proceeds from the sale of portfolio investments                                                6,887,781            804,314
Net purchase of short-term investments                                                            (5,843,142)          (995,388)
Proceeds from repayment of note receivable                                                           213,084                  -
                                                                                               -------------      -------------
Cash provided from (used for) investing activities                                                 1,257,723           (191,074)
                                                                                               -------------      -------------

CASH FLOWS USED FOR FINANCING ACTIVITIES

Cash distributions to Partners                                                                      (975,000)                 -
                                                                                               -------------      -------------

Increase (decrease) in cash and cash equivalents                                                     120,724           (354,442)
Cash and cash equivalents at beginning of period                                                      81,887            564,048
                                                                                               -------------      -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                     $     202,611      $     209,606
                                                                                               =============      =============


See notes to financial statements.

ML VENTURE PARTNERS I, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)
For the Nine Months Ended June 30, 1996



                                                                                              Unallocated
                                        Managing        Individual                          Net Unrealized
                                         General          General          Limited           Appreciation
                                         Partner         Partners         Partners          of Investments           Total

Balance at beginning of
period                                $    435,850        $  190       $    1,765,058        $    1,667,625     $     3,868,723

Accrued cash distribution -
paid July 17, 1996                        (824,687)         (211)          (2,100,000)                    -          (2,924,898)

Net investment loss                         (1,446)           (9)            (143,077)                    -            (144,532)

Net realized gain from
portfolio investments                    1,052,868           267            4,008,729                     -           5,061,864

Net change in unrealized
appreciation of investments                      -             -                    -            (1,667,625)         (1,667,625)
                                      ------------        ------       --------------        --------------     ---------------

Balance at end of period              $    662,585        $  237       $    3,530,710(A)     $            0     $     4,193,532
                                      ============        ======       ==============        ==============     ===============


(A) The net asset value per Unit of limited partnership interest is $294 at June 30, 1996. Each Unit represents an original capital contribution of $5,000. Cumulative cash distributions paid or accrued through June 30, 1996 total $5,975 per Unit.


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

The Partnership's objective was to realize long-term capital appreciation from its portfolio of venture capital investments. From 1982 to 1986, the Partnership assembled a portfolio of 34 venture capital investments in new and developing companies and other special investment situations. The Partnership did not engage in any other business or activity. At June 30, 1996, the Partnership had no remaining portfolio investments.

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

3.       Portfolio Investments

During the three months ended June 30, 1996, the Partnership sold its remaining 217,461 shares of Inference Corporation common stock for $4.25 million, realizing a gain of $3.2 million. Additionally during the quarter,

ML VENTURE PARTNERS I, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


the Partnership sold its 332,157 shares of Brightware, Inc. common stock and warrants to purchase 14,391 shares of Brightware common stock for $202,000, realizing a gain of $111,000. As of June 30, 1996, the Partnership had liquidated all of its portfolio investments. The Partnership's 34 venture capital investments had a cost of $54,674,929 and returned $79,973,124 for a net realized gain of $25,298,195.

4.       Allocation of Partnership Profits and Losses

The Partnership Agreement provides that the Managing General Partner will be allocated, on a cumulative basis over the life of the Partnership, 20% of net realized capital gains or 10% of net realized capital losses. The Partnership's net realized gains or losses in excess of this allocation to the Managing General Partner, as well as all other income, losses, deductions and credits, if any, will be allocated among all the Partners, including the Managing General Partner, in the proportion of their capital contributions to the Partnership. For the period from October 15, 1982 (commencement of operations) to June 30, 1996, the Partnership had cumulative net realized capital gains of $25.3 million.

5.       Related Party Transactions

The Management Company performs, or arranges for others to perform, the management and administrative services necessary for the operation of the Partnership. The Management Company receives compensation at the annual rate of 2% of the net assets of the Partnership. Such fee is determined and payable quarterly.

6.       Independent General Partners' Fees

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

7.       Cash Distributions

On July 17, 1996, the Partnership made a cash distribution to Partners totaling $2.9 million; $2.1 million, or $175 per Unit, to Limited Partners of record on June 30, 1996, and $824,898 to the General Partners. Cash distributions paid or accrued during the periods presented and cumulative cash distributions paid from inception to June 30, 1996 are listed below:

                                                                             General           Limited          Per $5,000
Distribution Date                                                           Partners          Partners             Unit
- ------------------------------------------------------------            --------------    ----------------    ---------
Inception to September 30, 1995                                         $    3,959,806    $     69,000,000      $   5,750
October 12, 1995                                                               375,000             600,000             50
July 17, 1996 (accrued at June 30, 1996)                                       824,898           2,100,000            175
                                                                        --------------    ----------------      ---------
Cumulative totals at June 30, 1996                                      $    5,159,704    $     71,700,000      $   5,975
                                                                        ==============    ================      =========

ML VENTURE PARTNERS I, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


On August 1, 1996, the General Partners approved a cash distribution to Partners that will represent the Partnership's final liquidating distribution. The payment will be made in late August 1996, or early September 1996, to Limited Partners of record on June 30, 1996. After a reserve for final operating expenses, the distribution is expected to approximate $4.1 million, with approximately $3.5 million, or $288 per Unit to be paid to the Limited Partners and approximately $660,000 to be paid to the General Partners.

8.       Interim Financial Statements

In the opinion of Merrill Lynch Venture Capital Co., L.P., the managing general partner of the Partnership, the unaudited financial statements as of June 30, 1996, and for the three and nine month periods then ended reflect all adjustments necessary for the fair presentation of the results of the interim periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

During the three months ended June 30, 1996, the Partnership liquidated its remaining investments in Inference Corporation and Brightware, Inc. for a total of $4.5 million. Additionally during the quarter, the Partnership received $139,000 from the sale of Inference shares completed in March 1996. At June 30, 1996 the Partnership held $7 million in short-term investments with maturities of less than 60 days and $203,000 in an interest bearing cash account.

On July 17, 1996, the Partnership made a cash distribution to Partners totaling $2.9 million, $2.1 million, or $175 per Unit, to Limited Partners of record on June 30, 1996, and $824,898 to the General Partners. Additionally, on August 1, 1996, the General Partners approved a cash distribution to Partners that will represent the Partnership's final liquidating distribution. This final cash distribution will be made in late August 1996, or early September 1996, to Limited Partners of record on June 30, 1996. After a reserve for final operating expenses, the final distribution is expected to approximate $4.1 million, with approximately $3.5 million, or $288 per Unit to be paid to the Limited Partners and approximately $660,000 to be paid to the General Partners. Following payment of the final distribution to Partners, the Partnership will be formally dissolved.

Cumulative cash distributions to Partners, including the July 1996 and final distribution, will total $81 million; $75.2 million, or $6,263 per Unit, to the Limited Partners, and $5.8 million to the General Partners.

Results of Operations
For the three and nine months ended June 30, 1996, the Partnership had a net realized gain from operations of $3.3 million and $4.9 million, respectively. For the three and nine months ended June 30, 1995, the Partnership had a net realized gain from operations of $20,000 and $45,000, respectively. Net realized gain or loss from operations is comprised of 1) net realized gains or losses from portfolio investments and 2) net investment income or loss.

Realized Gains and Losses from Portfolio Investments - For the three and nine months ended June 30, 1996, the Partnership had net realized gains from portfolio investments totaling $3.3 million and $5.1 million, respectively. During the quarter ended June 30, 1996, the Partnership sold its remaining 217,461 shares of Inference Corporation common stock for $4.3 million, realizing a gain of $3.2 million. Additionally, in May 1996, in a private transaction, the Partnership sold its investment in Brightware, Inc. for $202,000, realizing a gain of $111,000. During the six months ended March 31, 1996, the Partnership sold 125,000 shares of Inference for $2.4 million, realizing a gain of $1.7 million.

For the three and nine months ended June 30,  1995,  the  Partnership  had a net realized gain from its portfolio investments of $52,000 and $204,000, respectively. In April, 1995, the Partnership sold its remaining 45,311 shares of Acuity Imaging, Inc. for $371,000, realizing a gain of $52,000. During the six months ended March 31, 1995, the Partnership sold 40,000 shares of Acuity Imaging, Inc. for $343,000 realizing a gain of $62,000 and also realized a gain of $90,000 from the sale of 620,000 shares of DTC Data Technology Corporation.

Investment Income and Expenses - Net investment loss (investment income less operating expenses) for the three months ended June 30, 1996 and 1995 was $3,000 and $32,000, respectively. Net investment loss for the nine months ended June 30, 1996 and 1995 was $145,000 and $159,000, respectively. The smaller net investment loss for the three month period in 1996 compared to the same period in 1995 primarily was attributable to a $37,000 increase in interest earned from short-term investments partially offset by an $8,000 increase in operating expenses. The decrease in net investment loss for the nine months ended June 30, 1996 compared to the same period in 1995, resulted from a $39,000 increase in interest earned from short term investments, partially offset by a $24,000 increase in operating expenses, primarily due to an increase in the management fee, as discussed below. Interest earned from short-term investments increased for both the three and nine month periods of 1996 compared to the 1995 periods due to an increase in funds available for investment in such securities. Funds available for investment in short-term securities increase due to the receipt of proceeds from the sale of portfolio investments and decrease upon the payment of cash distributions to Partners.

The Management Company receives a management fee at the annual rate of 2% of the net assets of the Partnership. Such fee is determined and payable on the basis of the Partnership's net assets at the end of each calendar quarter. Changes in the management fee are due to fluctuations in the Partnership's net assets. The increased management fee for the three and nine months ended June 30, 1996 compared to the same periods in 1995 primarily reflects the Partnership's increased net asset value for the 1996 periods. The management fee and other expenses incurred directly by the Partnership are paid with funds provided from operations. Funds provided from operations are obtained from interest earned from short-term investments and proceeds received from the sale of portfolio investments.

Unrealized Gains and Losses and Changes in Unrealized Appreciation or Depreciation of Investments - For the nine months ended June 30, 1996, the Partnership had an unrealized gain of $1.9 million, primarily resulting from the upward revaluation of its investment in Inference Corporation, based on the increased public market value of the company's common stock. Additionally, for the nine months ended June 30, 1996, $3.6 million was transferred from unrealized gain to realized gain relating to the sale of Inference and
Brightware during the period, as discussed above. As a result, net unrealized appreciation of investments decreased by $1.7 million during the nine months ended June 30, 1996. At June 30, 1996, the Partnership had no remaining portfolio investments and, therefore, had no unrealized appreciation or depreciation of investments.

For the nine months ended June 30, 1995, the Partnership had a net unrealized gain from its portfolio investments of $845,000. This unrealized gain primarily resulted from the upward revaluation of the Partnership's investment in Inference Corporation reflecting the company's increased valuation due to the completion if its initial public offering on June 30, 1995. Additionally, for the nine month period ended June 30, 1995, the Partnership reversed $9,000 of unrealized losses resulting from the sale of Acuity Imaging common stock, as discussed above. As a result, the Partnership's net unrealized appreciation of investments increased $854,000 for the nine month period ended June 30, 1995.

Net Assets - For the nine months ended June 30, 1996, the Partnership had a $3.2 million increase in net assets resulting from operations comprised of the $4.9 million net realized gain from operations offset by the $1.7 million decrease in net unrealized appreciation of investments for the nine month period. At June 30, 1996, the Partnership's net assets were $4.2 million, an increase of $325,000 from $3.9 million at September 30, 1995. This increase was a result of the $3.2 million increase in net assets resulting from operations offset by the $2.9 million accrued cash distribution paid to Partners in July 1996.

At June 30, 1995, the Partnership's net assets were $3.8 million, up $899,000 from $2.9 million at September, 30, 1994. The increase resulted from the $45,000 net realized gain from operations and the $854,000 increase in net unrealized appreciation for the nine month period.

Gains and losses from investments are allocated to the Partners' capital accounts when realized in accordance with the Partnership Agreement (see Note 4 of Notes to Financial Statements). However, for purposes of calculating the net asset value per Unit, net unrealized appreciation of investments, if any, has been included as if it had been realized and allocated to the Limited Partners in accordance with the Partnership Agreement. Pursuant to such calculation, the net asset value per $5,000 Unit at June 30, 1996 and September 30, 1995 was $294 and $257, respectively. As discussed above, there was no unrealized appreciation or depreciation of investments at June 30, 1996.

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


Date:    August 12, 1996